Form 10-Q
period 1997-09-30
CABLE MICHIGAN INC
filed 1997-11-14
CIK 1041855

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                      September 30, 1997

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition periods from         to
Commission file number                  0-22821

                             CABLE MICHIGAN, INC.
            (Exact name of registrant as specified in its charter)


     Pennsylvania                                                23-2566891
(State of other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)


                              105 Carnegie Center
                          Princeton, New Jersey 08540
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (609) 734-3700
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

YES  X    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of October 31, 1997.

Common Stock           6,871,165

                              CABLE MICHIGAN, INC.


                                     INDEX


PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statements of
           Operations-Quarters and Nine Months Ended
           September 30, 1997 and 1996

           Condensed Consolidated Balance Sheets-
           September 30, 1997 and December 31, 1996

           Condensed Consolidated Statements of
           Cash Flows-Nine Months Ended September 30,
           1997 and 1996

           Notes to Condensed Consolidated Financial
           Statements

Item 2.    Management's Discussion and Analysis of
           Results of Operations and Financial
           Condition

PART II.   OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

           SIGNATURE

PART 1. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                                            QUARTER ENDED                    NINE MONTHS ENDED
                                                                             September 30                      September 30
                                                                     --------------------------          ------------------------
                                                                       1997             1996               1997             1996
SALES                                                                $ 20,682          $ 19,544          $ 60,912          $ 56,889
COSTS & EXPENSES, EXCLUDING MANAGEMENT FEES
  AND DEPRECIATION AND AMORTIZATION                                    11,395            10,541            33,093            30,706
MANAGEMENT FEES                                                         1,348               760             2,901             2,430
DEPRECIATION AND AMORTIZATION                                           8,056             7,877            23,952            23,590
                                                                     --------          --------          --------          --------
OPERATING INCOME (LOSS)                                                  (117)              366               966               163
INTEREST  INCOME                                                           52                30               131                85
INTEREST EXPENSE                                                       (2,367)           (3,573)           (9,260)          (11,447)
GAIN ON SALE OF FLORIDA CABLE SYSTEM                                    2,571                --             2,571                --
OTHER INCOME (EXPENSE), NET                                              (152)             (481)             (472)             (747)
                                                                     --------          --------          --------          --------
(LOSS) BEFORE INCOME TAXES                                                (13)           (3,658)           (6,064)          (11,946)
(BENEFIT) FOR INCOME TAXES                                               (615)           (1,367)           (2,986)           (4,423)
                                                                     --------          --------          --------          --------
INCOME (LOSS) BEFORE MINORITY INTEREST                                    602            (2,291)           (3,078)           (7,523)
MINORITY INTEREST IN (INCOME)
   LOSS OF CONSOLIDATED ENTITY                                           (600)              281              (173)              890
                                                                     --------          --------          --------          --------
NET INCOME (LOSS)                                                    $      2          $ (2,010)         $ (3,251)         $ (6,633)
                                                                     ========          ========          ========          ========



See accompanying notes to Condensed Consolidated Financial Statements

PART 1.  FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS (Continued)

                                 CABLE MICHIGAN, INC. AND SUBSIDIARIES
                                 Condensed Consolidated Statements of Operations (Dollars in Thousands Except Per Share Amounts)
                                    (Unaudited)

                                                                       Quarter Ended                   Nine Months Ended
                                                                        September 30                     September 30
                                                             ------------------------------     --------------------------------
                                                                  1997             1996              1997              1996
EARNINGS (LOSS) PER AVERAGE COMMON SHARE

NET INCOME (LOSS) TO SHAREHOLDERS                                         -           $(0.29)          $(0.47)           $(0.97)
                                                             ===============   ==============   ==============   ===============

AVERAGE SHARES OUTSTANDING                                        6,871,142        6,861,542        6,870,325         6,861,292

                     CABLE MICHIGAN, INC AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                            (Dollars in Thousands)

                                  (Unaudited)


                                                     September 30   December 31
                                                          1997          1996
                                                    ---------------------------
ASSETS
CURRENT ASSETS:
Cash and temporary cash investments                     $8,004          $3,297
Accounts receivable, net of reserve for
    doubtful accounts of $517 at
    September 30, 1997 and $579 in 1996                  3,443           3,884
Prepayments and other                                      900             518
Accounts receivable from related parties                 5,244           1,716
Deferred income taxes                                      977             974

Property, Plant and Equipment                          165,132         158,117
Accumulated depreciation                                91,207          80,325
                                                    ---------------------------
Net Property, Plant and Equipment                       73,925          77,792

Intangible assets, net                                  49,156          60,956
Deferred charges and other assets                          738              63
                                                    ---------------------------
     Total  assets                                    $142,387        $149,200
                                                    ---------------------------

LIABILITIES AND SHAREHOLDERS' DEFICIT
   LIABILITIES:
     Current maturities of long-term debt                    -          $1,750
     Accounts payable                                    3,945           3,337
     Advance billings & customer deposits                2,238           2,113
     Accrued cable programming expense                   1,603           1,811
     Accrued litigation costs                            1,450           2,150
     Accrued expenses                                    2,351           3,320
     Accounts payable to related parties                 5,313           9,861
Long-term debt                                         140,000          15,680
Notes payable - affiliates                                   -         147,567
Deferred income taxes                                   23,464          26,656
                                                    ---------------------------
Total liabilities                                      180,364         214,245

Minority interest                                       14,869          14,696
Commitments and Contingencies
Common shareholders' deficit                           (52,846)        (79,741)
                                                    ---------------------------
Total Liabilities and Shareholders' Deficit           $142,387        $149,200
                                                    ===========================


See accompanying notes to Condensed Consolidated Financial Statements

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                                            Nine Months Ended
                                                                                                              September 30
                                                                                                         1997               1996

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                             $   7,337           $  28,568
                                                                                                      ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant & equipment                                                              (9,520)             (6,331)
   Proceeds from sale of Florida cable operations                                                         3,496                --
   Other                                                                                                    160                 186
                                                                                                      ---------           ---------
   Net cash used in investing activities                                                                 (5,864)             (6,145)
                                                                                                      ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Change in affiliates notes                                                                          (116,836)            (24,059)
   Issuance of Long-term Debt                                                                           125,000                --
   Redemption of long-term debt                                                                         (17,430)             (1,125)
   Transfers from CTE                                                                                    12,500                --
                                                                                                      ---------           ---------
   Net cash provided by (used in) financing activities                                                    3,234             (25,184)
                                                                                                      ---------           ---------

   Net increase (decrease) in cash and
      temporary cash investments                                                                          4,707              (2,761)
   Total cash and temporary cash investments at beginning of year                                         3,297               3,029
                                                                                                      ---------           ---------
   Total cash and temporary cash investments at September 30,                                         $   8,004           $     268
                                                                                                      =========           =========

   Supplemental disclosures of cash flow information
   Cash paid during the periods for:
      Interest (net of amounts capitalized)                                                           $   9,364           $  11,667
                                                                                                      =========           =========
      Income taxes                                                                                           23                  29
                                                                                                      =========           =========

See accompanying notes to Condensed Consolidated Financial Statements

Supplemental Schedule of Non-Cash Financing and Investing Activities:

  In September 1997, in connection with the transfer of CTE's investment in Mercom to the Company, the Company assumed CTE's $15,000 Term Credit Facility.

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Thousands of Dollars, except per share amounts)

1. The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of the Management of the Company, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10 Information Statement, the date of which is September 5, 1997.

2.  Cable Michigan, Inc. is an operator of cable television systems in the state of Michigan, and its operations include a 62% ownership interest in
Mercom, Inc.   Prior to September 30, 1997, the Company was operated as part of
C-TEC. On September 30, 1997, C-TEC distributed 100% of the outstanding shares of common stock of its wholly-owned subsidiaries, RCN Corporation ("RCN") and Cable Michigan, Inc. ("Cable Michigan") to holders of record of C-TEC's Common Stock and C-TEC's Class B Common Stock as of the close of business on September 19, 1997 ("the Distribution") in accordance with the terms of a Distribution Agreement dated September 5, 1997 among the Company, RCN and C-TEC. The Company, C-TEC and RCN have entered into certain agreements providing for the Distribution, and governing various ongoing relationships between the three companies, including a distribution agreement and a tax sharing agreement. As part of C-TEC's restructuring, C-TEC Corporation changed its name to Commonwealth Telephone Enterprises, Inc.

    The historical financial information presented herein reflects periods during which the Company did not operate as an independent company and accordingly, certain assumptions were made in preparing such financial information. Such information, therefore, may not necessarily reflect the results of operations or the financial condition of the Company which would have resulted had the Company been an independent, public company during the reporting periods, and are not necessarily indicative of the Company's future operating results or financial condition.

3. In connection with and prior to the Distribution, the Company Board adopted the Cable Michigan, Inc. 1997 Equity Incentive Plan ("the 1997 Plan"), designed to provide equity-based compensation opportunities to key employees when shareholders of the Company have received a corresponding benefit through appreciation in the value of Cable Michigan Common Stock. The following is a summary of the 1997 Plan.

    The 1997 Plan contemplates the issuance of incentive stock options within the meaning of Section 422 of the Code, as well as stock options that are not designated as incentive stock options, performance-based stock options, stock appreciation rights, performance share units, restricted stock, phantom stock units and other stock-based awards (collectively, "Awards"). The 1997 Plan also provides that no individual may be granted Awards representing more than 50,000 shares of Cable Michigan Common Stock in any one year .

    All employees and outside consultants to the Company and any of its subsidiaries and all Directors of the Company who are not also employees of the Company are eligible to receive discretionary Awards under the 1997 Plan.

    Unless earlier terminated by the Company Board, the 1997 Plan will expire on the 10th anniversary of the Distribution. The Company Board or the Committee may, at any time, or from time to time, amend or suspend and, if suspended, reinstate, the 1997 Plan in whole or in part.

    In connection with the Distribution, each Commonwealth Telephone Enterprises, Inc. ("CTE") outstanding option was adjusted so that, following the Distribution, each holder thereof holds options to purchase shares of CTE Common Stock, RCN Corporation Common Stock and Cable Michigan Common Stock. The number of shares subject to, and the exercise price of, such resulting options was adjusted to take into account the Distribution and the CTE 2 for 3 reverse stock split to ensure that the aggregate intrinsic value of the resulting CTE, RCN and Cable Michigan options immediately after the Distribution was equal to the aggregate intrinsic value of the CTE options immediately prior to the Distribution.

    At September 30, 1997, under the 1997 Plan, there are approximately 380,000 options outstanding with exercise prices ranging from $7.47 to $10.06.

4. In July 1997, Mercom, Inc., in which the Company has a 62% ownership interest, sold its cable system in Port St. Lucie, Florida, consisting of approximately 1,900 subscribers, to Adelphia Communications Corporation for cash of $3,496. The Company realized a gain of $2,571 on the transaction.

5. The Company has in place two secured credit facilities (the "Credit Facilities") pursuant to a single credit agreement with a group of lenders for which First Union National Bank acts as agent (the "Credit Agreement"), which was effective as of July 1, 1997. The first is a five-year revolving credit facility in the amount of $65 million (the "Revolving Credit Facility"). The second is an eight-year term credit facility in the amount of $100 million (the "Term Credit Facility").

    The interest rate on the Credit Facilities will be, at the election of the Company, based on either a LIBOR or a Base Rate option (6.60% at September
30)(each as defined in the Credit Agreement).

    The entire amount of the Term Credit Facility has been drawn and as of September 30, 1997, $100 million of the principal was outstanding thereunder. The entire amount of the Revolving Credit Facility is available to the Company until June 30, 2002. As of September 30, 1997, $25 million of principal was outstanding thereunder. Revolving loans may be repaid and reborrowed from time to time.

    The term loan must be repaid over six years in quarterly installments, at the end of September, December, March and June of each year from September 30, 1999 through June 30, 2005. Interest only is due through June 1999. The credit agreement is principally secured by the stock of certain cable subsidiaries.

    The credit agreement contains restrictive covenants which generally require the Company to maintain certain debt to cash flow and interest coverage ratios and place certain limitations on additional debt and investments. The Company does not believe that these covenants will materially restrict its activities.

    Prior to the Distribution Date, the Company assumed all obligations of CTE under a $15 million credit facility extended by a separate group of lenders for which First Union National Bank also acts as agent (the "$15 Million Facility"). The $15 Million Facility matures in a single installment on June 30, 1999 and is secured by a first priority pledge of all shares of Mercom owned by the Company.

6. The Yee Family Trusts, as holders of CTE's Preferred Stock, Series A and Preferred Stock, Series B, have recently commenced an action against the Company, RCN Corporation and CTE in the Superior Court of New Jersey. The complaint alleges that CTE's restructuring constitutes a fraudulent conveyance and alleges breaches of contract and fiduciary duties in connection with the restructuring. The plaintiffs are seeking to set aside the alleged fraudulent conveyance and unspecified monetary damages. The Company believes this lawsuit is without merit and intends to contest this action vigorously.

7. The Company is provided management and other services by RCN Corporation. These services include, but are not limited to, customer service, billing and programming services.

    In addition, in connection with the Distribution, the Company has agreed to purchase from RCN and CTE certain specified services for a transitional period after the Distribution. Depending on the type of service to be provided, the fees for such services will be based on, among other things, a portion of the Company's revenues or an allocated portion (based on relative usage) of the cost incurred by RCN or CTE to provide such service.

8. In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued after December 31, 1997, earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS No. 128 will have on its financial statements.

9. On September 29, 1997, Cable Michigan, Inc. (the parent company) assumed all of the bank's interest in Mercom's Term Credit Agreement. Immediately after the purchase of the Term Credit Agreement by Cable Michigan, the Note Payable was amended and restated.

    The Note Payable contains the same pricing and security provisions as were previously in place with the Term Credit Agreement. The amendments to the Note Payable provides for less restrictive financial covenants and the elimination of mandatory principal repayments through December 31, 2002. In addition, the change of control default provision in the agreement was eliminated.

    The amendments made to the Note Payable provide increased borrowing capacity for Mercom as Mercom continues to invest in the upgrade of its facilities. The Note Payable is significantly less restrictive to its liquidity and operations than its prior structure. For the foreseeable future, Mercom believes its cash on hand and cash expected to be generated from operations will be sufficient to service its debt under its Note Payable and to make the capital expenditures necessary to remain competitive. In addition, Cable Michigan, Inc. has the credit ability to lend additional funds, up to an aggregate of $20 million, to Mercom to meet additional investment and liquidity needs.

    The Note Payable from Mercom to Cable Michigan, Inc. matures with a balloon payment on December 31, 2002. The Note Payable contains restrictive covenants, including the maintenance of a specified debt to cash flow ratio and an interest coverage ratio. At September 30, 1997, Mercom was in compliance with all covenants associated with the Note Payable. The Note is eliminated in the Company's consolidated balance sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Thousands of Dollars, except per share amounts)

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report is forward-looking, such as information relating to the effects of future regulations and competition. Such forward looking information involves important risks and uncertainties that could significantly affect expected results in the future differently from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments, franchise related matters, market conditions that may adversely affect the availability of debt and equity financing and changes in the competitive environment in which the Company operates.

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1996.

General
Cable Michigan, Inc. is an operator of cable television systems in the state of Michigan, and its operations include a 62% ownership interest in Mercom, Inc. Prior to September 30, 1997, the Company was operated as part of C-TEC. On September 30, 1997, C-TEC distributed 100% of the outstanding shares of common stock of its wholly-owned subsidiaries, RCN Corporation ("RCN") and Cable Michigan, Inc. ("Cable Michigan") to holders of record of C-TEC's Common Stock and C-TEC's Class B Common Stock as of the close of business on September 19, 1997 ("the Distribution") in accordance with the terms of a Distribution Agreement dated September 5, 1997 among the Company, RCN and C-TEC. The Company, C-TEC and RCN have entered into certain agreements providing for the Distribution, and governing various ongoing relationships between the three companies, including a distribution agreement and a tax sharing agreement. As part of C-TEC's restructuring, C-TEC Corporation changed its name to Commonwealth Telephone Enterprises, Inc.

The historical financial information presented herein reflects periods during which the Company did not operate as an independent company and accordingly, certain assumptions were made in preparing such financial information. Such information, therefore, may not necessarily reflect the results of operations or the financial condition of the Company which would have resulted had the Company been an independent, public company during the reporting periods, and are not necessarily indicative of the Company's future operating results or financial condition.

Results of Operations
Three Months Ended September 30, 1997 Compared With Three Months Ended
----------------------------------------------------------------------
September 30, 1996.
------------------

For the three months ended September 30, 1997, operating income before depreciation and amortization was $7,939 as compared to $8,243 for the three months ended September 30, 1996. Sales increased 5.8% to $20,682 for the three month period ended September 30, 1997 from $19,544 for the same period in 1996. Net income was $2 for the three months ended September 30, 1997 as compared to a loss of $(2,010) for the three months ended September 30, 1996. The improvement is principally due to lower interest expense of $1,206 in 1997 as compared to 1996 and a gain on the sale of the Port St. Lucie cable operations of Mercom, Inc. ("Mercom") in which the Company has a 62% ownership interest, partially offset by a lower benefit for income taxes.

Sales are primarily comprised of subscription fees for basic service packages, premium and pay per view services and cable advertising sales. For the three months ended September 30, 1997, sales were $20,682, an increase of $1,138 or 5.8% primarily due to higher basic service revenue resulting from approximately 5,060 additional average monthly subscribers over the same period in 1996 and the effects of rate increases during the first quarter of 1997.

Costs and expenses, excluding depreciation and amortization, are comprised of direct costs of providing services, primarily cable programming and franchise costs, salaries and benefits, customer service costs, sales and marketing costs and general and administrative expenses. For the three months ended September 30, 1997, costs and expenses, excluding depreciation and amortization and management fees, were $11,395, an increase of $854 or 8.1% as compared to the three months ended September 30, 1996. The increase is primarily due to higher basic programming costs resulting from higher rates, additional channels, increased subscribers and due to increased payroll and benefits.

Management fees increased $588 or 77.4% to $1,348 from $760 primarily due to costs associated with the spin-off of the Company from CTE. In the future, the Company's management fees to RCN are expected to decline. Such fees will be 4% of the Company's sales based on the provisions of the Distribution Agreement.

Depreciation and amortization was $8,056 and $7,877 for the three months ended September 30, 1997 and 1996, respectively, an increase of $179 or 2.3%.

Interest expense was $2,367 and $3,573 for the three months ended September 30, 1997 and 1996, respectively. The decrease of $1,206 or 33.8% is due primarily to lower notes payable to affiliates.

For the three months ended September 30, 1997, the Company realized a gain of $2,571 on the sale of the Port St. Lucie cable operations of Mercom which also resulted in an increase in the minority share of Mercom's income.

The Company's effective income tax rate was (100%) for the three months ended September 30, 1997 and (40.5%) for the three months ended September 30, 1996. The difference is primarily due to the reversal of certain valuation allowances for net operating loss carryforwards in 1997 based on the expected utilization of such net operating loss carryforwards as a result of the increase in net income.

For the Nine Months Ended September 30, 1997 Compared with Nine Months Ended
----------------------------------------------------------------------------
September 30, 1996.
------------------

For the nine months ended September 30, 1997, operating income before depreciation and amortization was $24,918 as compared to $23,753 for the nine months ended September 30, 1996. Sales increased 7.1% to $60,912 for the nine month period ended September 30, 1997 from $56,889 for the same period in 1996. Net loss was ($3,251) for the nine months ended September 30, 1997 as compared to ($6,633) for the nine months ended September 30, 1996. The improvement is primarily due to lower interest expense of $2,187 in 1997 as compared to 1996, a gain of $2,571 on the sale of the Port St. Lucie cable operations of Mercom, and higher operating income before depreciation and amortization of $1,165, partially offset by a lower benefit for income taxes.

For the nine months ended September 30, 1997, sales were $60,912, an increase of $4,023 primarily due to higher basic revenue resulting from approximately 6,035 additional average monthly subscribers over the same period in 1996 and the effects of rate increases during the first quarter of 1997.

Management fees increased $471, or 19.4% primarily due to costs associated with the spin-off of the Company from CTE.

For the nine months ended September 30, 1997, costs and expenses excluding depreciation and amortization and management fees, were $33,093, an increase of $2,387 or 7.8% as compared to the nine months ended September 30, 1996. The increase is primarily due to higher basic programming costs resulting from higher rates, additional channels and increased subscribers and due to increased payroll and benefits.

Depreciation and amortization expense for the nine months ended September 30, 1997 and 1996 was $23,952 and $23,590, respectively, an increase of $362 or 1.5%.

Interest expense was $9,260 and $11,447 for the nine months ended September 30, 1997 and 1996, respectively. The decrease of $2,187 or 19.1% was primarily due to lower notes payable to affiliates.

For the nine months ended September 30, 1997, the Company realized a gain of $2,571 on the sale of the Port St. Lucie cable operations of Mercom which also resulted in an increase in the minority share of Mercom's income.

The Company's effective income tax rate was (47.9%) for the nine months ended September 30, 1997 and (40%) for the nine months ended September 30, 1996. The difference is primarily due to the reversal of certain valuation allowances for net operating loss carry forwards in 1997 based on the expected utilization of such net operating loss carry forwards as a result of the increase in net income.


Liquidity and Capital Resources
The Company incurred $125,000 of newly issued third party debt and repaid approximately $110,000 of the total amount of outstanding intercompany notes payable owed to C-TEC Cable Systems, Inc., which is an RCN business. The remaining amount of outstanding intercompany indebtedness of the Company of approximately $30,731 was treated as a capital contribution to the Company. In addition, the Company assumed approximately $15,000 of CTE indebtedness, which is secured by the 62% interest in Mercom in connection with CTE's contribution of its investment in Mercom to the Company. Mercom also repaid its remaining indebtedness of approximately $14,000 under its Term Credit Agreement in September 1997 and Cable Michigan, Inc. (the parent company) assumed all of the bank's interest in Mercom's Term Credit Agreement (approximately $14,000). Immediately after the purchase of the Term Credit Agreement by Cable Michigan, Inc., the Note Payable was amended and restated (See Note 9).

The Company has generated operating income before depreciation and amortization of $32,096, $25,926 and $20,598 for the years ended December 31, 1996, 1995 and
1994, respectively. The Company expects to continue generating positive cash flow which will be reinvested and which the Company believes will be sufficient to fund its capital requirements and debt service. The Company estimates that its capital requirements for planned system upgrades over the three year period through 1999 will be approximately $52.6 million. The Company currently anticipates that capital expenditures in respect of system upgrades will be approximately $1,500 during the fourth quarter 1997, approximately $22,600 during 1998 and approximately $17,500 during 1999. The Company believes that cash flow generated by operations, cash balances on hand and, if necessary, borrowings, will enable the Company to fund its capital expenditure requirements and to make scheduled payments of principal and interest on indebtedness, but there can be no assurances in that regard. The company has $40,000 of credit availability under its Revolving Credit Facility at September 30, 1997.

For the first nine months of 1997, the Company's net cash provided by operating activities was $7,337 comprised primarily of a net loss of $3,251 adjusted by non-cash depreciation and amortization of $23,952, other non-cash items totaling ($4,910) and working capital changes of ($9,167). Net cash used in investing activities of $5,864 consisted primarily of additions to property, plant and equipment of $9,520 partially offset by proceeds from the sale of Port St. Lucie of $3,496. Net cash provided by financing activities of $3,234 consisted of the issuance of long-term debt of $125,000, substantially offset by a change in affiliate notes of ($116,836), redemption of long-term debt of $17,430 and transfers from CTE of $125,000.

Regulatory Issues
No assurances can be given at this time that the following regulatory matters will not have a material adverse effect on the Company's business and results of operations in the future. Also, no assurance can be given as to what other future actions Congress, the Federal Communications Commission ("FCC") or other regulatory authorities may take or the effects thereof on the Company.

Telecommunications Act of 1996
The Telecommunications Act of 1996 (the "1996 Act") is intended to stimulate growth and competition in virtually every component of the communications industry. The 1996 Act established a framework for deregulation and calls for state regulators and the FCC to work out the specific implementation process. Companies are permitted to combine historically separate lines of business into one, and provide that combined service in markets of their own choice. In addition, there will be relief from the earnings restrictions and price controls that have governed the local telephone business for many years and were imposed on the cable industry in 1992 by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act").

The rate regulation provisions of the 1992 Act have not had a materially adverse effect on the Company's financial condition and results of operations. With the passage of the 1996 Act , all cable systems rates are deregulated as effective competition enters the franchise area, or by March 31, 1999, whichever comes first. The Company anticipates that certain provisions of the 1992 Act that do not relate to rate regulation, such as the provisions relating to retransmission consent and customer service standards, will reduce the future operating margins of the Company.

Over the last several years, the Company has received complaints related to its FCC rate filings. Although the Company believes that its rates are justified, according to the rules and regulations established by the FCC, the Company believes that it has adequately reserved for any exposures related to these rate proceedings.

PART II.  OTHER INFORMATION
---------------------------

Item 6.    Exhibits and Reports on Form 8-K

           (a.)   Exhibits

                  (27) Financial Data Schedule

                  (97) Assignment and Assumption Agreement dated September 29,
                       1997 by and between Registrant and Morgan Guaranty Trust Company of New York is incorporated herein by reference to Exhibit 10.10 of Form 10-Q of Mercom, Inc. for the period ended September 30, 1997 (Commission File No. 0-17750)

                  (98) Amended and Restated Credit Agreement dated September 29,
                       1997, to Credit Agreement dated as of November 26, 1989 and further amended and restated as of August 16, 1995 by and between Mercom, Inc. and Registrant is incorporated herein by reference to Exhibit 10.11 of Form 10-Q of Mercom, Inc. for the period ended September 30, 1997 (Commission File No. 0-17750)

                  (99) Assumption Agreement dated September 30, 1997 by and
                       among C-Tec Corporation, the Registrant and First Union Bank.

           (b.)   Reports on Form 8-K

                  No reports on Form 8-K were filed during the third quarter of 1997.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 14, 1997                   Cable Michigan,  Inc.


                                           /s/ Timothy J. Stoklosa
                                           -------------------------------------
                                           Timothy J. Stoklosa
                                           Senior Vice President and
                                           Chief Financial Officer