Form 10-K405
period 1997-12-31
CABLE MICHIGAN INC
filed 1998-03-31
CIK 1041855

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1997

() TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          Commission File No. 0-22821
                              Cable Michigan, Inc.
             (Exact name of registrant as specified in its charter)
         Pennsylvania                                      23-2566891
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

              105 Carnegie Center, Princeton, New Jersey    08540
            (Address of principal executive offices)     (Zip Code)

       Registrant's telephone number including area code:  609-734-3737
      Securities registered pursuant to Section 12(b) of the Act:   None
          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $1.00 per share

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    X    Yes    No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Number of shares of the Registrant's Stock ($1.00 par value) outstanding at February 28, 1998
                            6,872,040  Common Stock

Aggregate market value of Registrant's voting stock held by non-affiliates at February 28, 1998 computed by reference to closing price as reported by NASDAQ for Common Stock ($24.50 per share), is as follows:

                           $86,777,065  Common Stock

                      Documents Incorporated by Reference

1. Proxy Statement for 1998 Annual Meeting of Shareholders is incorporated by reference into Part I and Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

  Prior to September 30, 1997, Cable Michigan, Inc. ("Cable Michigan" or the "Company") was operated as part of C-TEC Corporation ("C-TEC"). On September 30, 1997 (the "Distribution Date"), C-TEC distributed 100 percent of the outstanding shares of common stock of its wholly owned subsidiaries, RCN Corporation ("RCN") and Cable Michigan, to holders of record of C-TEC's Common Stock and C-TEC's Class B Common Stock as of the close of business on September 19, 1997 (the "Distribution") in accordance with the terms of a Distribution Agreement dated September 5, 1997 among C-TEC, RCN and Cable Michigan ("Distribution Agreement"). See "Relationship Among Cable Michigan, RCN and CTE" below. RCN consists primarily of C-TEC's high growth, bundled residential voice, video and Internet access operations in the Boston to Washington, D.C. corridor, its existing New York, New Jersey and Pennsylvania cable television operations, a portion of its long distance operations and its international investment in Megacable, S.A. de C.V. Cable Michigan consists of C-TEC's Michigan cable operations, including its 62% ownership in Mercom, Inc. ("Mercom"). As part of C-TEC's restructuring, C-TEC changed its name to Commonwealth Telephone Enterprises, Inc. ("CTE").

  Cable Michigan is a cable television operator in the State of Michigan which, as of December 31, 1997, served approximately 204,000 subscribers. These figures include the approximately 39,400 subscribers served by Mercom, a 62% owned subsidiary of the Company. Except where the context indicates otherwise, the terms the "Company" and "Cable Michigan" mean the Company and its subsidiaries, including Mercom.

  Clustered primarily around the Michigan communities of Grand Rapids, Traverse City, Lapeer and Monroe (Mercom), the Company's systems serve a total of approximately 400 municipalities in attractive suburban markets and small towns. The Company has generated strong growth in new homes passed and basic subscriber levels. From 1993 to 1997 compounded annual growth in basic subscribers was 4.6%; during the same period, basic penetration rose from 57.3% to 60.5%.
Growth in homes passed has primarily been the result of new home construction and plant extensions.

  The following table summarizes the development of the Company's operations since December 31, 1993:

                                                                          As of December 31,
                                                         1993        1994        1995        1996      1997 (3)
Homes Passed:
  Wholly Owned Systems                                  235,188     244,622     250,747     261,441     271,604
  Mercom Systems                                         61,730      63,721      65,449      65,998      65,291
     Total                                              296,918     308,343     316,196     327,439     336,895
Basic Subscribers:
  Wholly Owned Systems (1)                              135,420     141,785     152,921     158,310     164,552
  Mercom Systems (1)                                     34,714      37,324      38,853      40,012      39,360
     Total                                              170,134     179,109     191,774     198,322     203,912
Basic Penetration:
  Wholly Owned Systems                                     57.6%       58.0%       61.0%       60.6%       60.6%
  Mercom Systems                                           56.2%       58.6%       59.4%       60.6%       60.3%
     All Systems                                           57.3%       58.1%       60.7%       60.6%       60.5%
Average Monthly Revenue
  per Subscriber for Last
    Month of the Period: (2)
  Wholly Owned Systems                                 $  29.64    $  27.06    $  31.59    $  32.20    $  32.83
  Mercom Systems                                       $  29.70    $  29.36    $  30.41    $  32.72    $  33.89
     All Systems                                       $  29.65    $  27.53    $  31.36    $  32.30    $  33.03

(1) Systems include seasonal communities which experience increased subscriber levels during the second and third quarters.

(2) The revenue per subscriber calculation includes premium revenue for each period.

(3) The Mercom of Florida cable system was sold in July 1997. This system served approximately 1,900 subscribers at the time of the sale.

  Cable Michigan plans to emphasize high technical standards and seeks to incorporate, when cost effective, technological advances that enhance product quality and service. In particular, the Company plans to upgrade the technical quality of its cable plant and to increase system capacity for the delivery of additional programming and new services. The Company has already deployed 592 miles of fiber optic cable as of December 31, 1997 and reduced the number of headends in its systems as part of its commitment to improved service quality and platform development for new technologies.

  The Company derives the majority of its revenues from recurring subscription services and generates additional revenues from non-subscription services such as advertising, pay-per-view, installations and commissions from electronic retailing. Monthly subscription rates and related charges vary according to the type of service or equipment selected.

COMPANY STRATEGY

  The Company's strategic plan calls for a capital expenditure program intended to result in over 90% of the Company's customers being served by systems with a capacity of 550 MHz or 750 MHz by the end of 2001. The Company's wholly owned systems are currently built to 300 - 450 MHz, with the majority of the systems having a capacity of 300 - 330 MHz, and include 53 headends, with two of these headends serving approximately 63,500 subscribers. The Mercom systems include 5 headends and are built to 400 - 450 MHz.

  The Company intends to maintain and enhance the value of its current cable television systems through upgrading their networks as appropriate given the characteristics of the particular service area. The Company also intends to institute new services as they are developed and become economically viable. At this stage, the Company's highest priority is to increase system capacity and improve system reliability and picture quality. Such network improvements are necessary to enable the Company to better withstand potential competition, expand channel lineups (which would permit the Company to increase revenue) and facilitate new services when economically viable.

  The Company intends to evaluate and, if appropriate, pursue potential acquisitions of cable television systems that are contiguous, or otherwise in reasonable geographic proximity, to the Company's existing systems. Increasing the size of the Company's clusters will enable the Company to obtain operating efficiencies and may position the Company to capitalize on new revenue and business opportunities as the telecommunications industry evolves. Given the number of relatively small independently owned systems located near the Company's systems, the Company believes that there may be a number of attractive acquisition opportunities.

  Capital expenditures for system extensions and upgrades, the development of new services and the acquisition of additional cable television systems are subject to the availability of cash generated from operations and debt or equity financing. The capital resources needed to accomplish these strategies are expected to be provided by cash flow from operations, the Credit Agreement dated as of July 1, 1997 between the Company, a group of lenders and First Union National Bank, as agent ("Credit Agreement") and, in the case of acquisitions, borrowings from other sources. There can be no assurance that the capital resources necessary to accomplish the Company's plans will be available on terms and conditions acceptable to the Company, or at all. In addition, the Company may consider using equity as consideration for acquisitions in appropriate cases.

THE CLUSTERS

  The Company's Michigan systems are clustered in four main areas: Grand Rapids, Traverse City, Lapeer and Monroe (Mercom). A brief description of these clusters as of December 31, 1997 is set forth below.

                                                Grand Rapids        Traverse City            Lapeer                Monroe
Subscribers (approximate)                               71,000               77,200               16,400               39,400
Penetration Rate                                          59.8%                61.2%                61.2%                60.3%
Bandwidth Range                                     300-450MHz           300-550MHz           300-750MHz           400-450 MHz
Aerial Miles                                             1,706                1,982                  478                1,133
Underground Miles                                          965                  986                  188                  206
Total Miles                                              2,671                2,968                  666                1,339
Total Fiber Miles                                           83                  468                    9                   32
Headends                                                    20                   28                    5                    5

  MERCOM

  The Company's systems include the Mercom systems, which as of December 31, 1997 served approximately 39,400 subscribers. In July 1997 Mercom sold its Port St. Lucie, Florida system to Adelphia Communications Corporation for $3,650,000 in cash. C-TEC acquired an interest in Mercom in 1990 and C-TEC Cable Systems, Inc. was subsequently hired to manage the Mercom systems by Mercom's Board of Directors on January 1, 1992. In August 1995, C-TEC increased its ownership interest in Mercom to approximately 62%. C-TEC transferred the 62% interest in Mercom to Cable Michigan prior to the Distribution.

  The Company has entered into a Management Agreement with Mercom dated January 1, 1997. Under the terms of the agreement, Mercom pays a management fee equal to the greater of $500,000 or an amount equal to a certain percentage of Mercom's annual revenue. The fee schedule ranges from 5% of revenue up to $10 million to 4% of revenue over $20 million. In addition to the basic fee, the Company is also entitled to an annual incentive fee based on increases in Mercom's operating cash flow. For 1997, the total fee paid to the Company under the Management Agreement was $1,204,000. The revenue to the Company from the Management Agreement is eliminated in the consolidated statement of operations. The term of the Management Agreement is three years. The Management Agreement was approved by a committee of Mercom's Board of Directors composed of directors unaffiliated with the Company. As the 62% owner of Mercom, the Company accounts for all Mercom subscribers as Cable Michigan subscribers.

SERVICE OFFERINGS

  The Company offers a variety of basic and pay cable programming packages. Since 1993, the Company has divided its service into three levels: Limited Basic Service, Expanded Basic Service and the Family Value Package.

  The first level of service is referred to as Limited Basic. It consists primarily of off-air broadcast networks, access channels and the home shopping networks. Expanded Basic Service includes Limited Basic Service plus certain channels regulated by the Federal Communications Commission ("FCC") as "Cable Programming Service" or "CPS" tier channels. These include ESPN, USA Network, MTV, Lifetime and other traditional cable channels.

  The Family Value Package was created through the conversion of some of its traditional cable channels such as CNN and Discovery and the launch of new channels such as ESPN 2 and fX to form a new a la carte level. Networks offered through the Family Value Package may be purchased individually or as a group at a reduced rate.

  Like many cable operators in the United States, over the last four years the Company has modified its existing programming services, equipment and rates in an effort to comply with changing FCC regulations.

  Monthly service rates include fees for Limited Basic Service, Expanded Basic Service, the Family Value Package, and premium services. At December 31, 1997, monthly residential subscriber rates were as follows: Limited Basic Service rates ranged from $8.50 to $17.00; Expanded Basic Service rates ranged from $6.70 to $13.75; Family Value Package rates ranged from $2.15 to $7.69; and premium service rates ranged from $4.95 to $12.95 per service. In addition, the Company earns revenues from pay-per-view programs and advertising fees. Pay-per-view programs, which usually are either unique sporting events or recently released movies, are available on many of the Company's cable television systems. Subscribers are permitted to choose individual movies for a set fee of $3.95 per movie and individual special events for a set fee ranging from $5.95 to $49.95 or higher per event. Related charges may include a nonrecurring installation fee that ranges from $20.00 to $38.00; however, from time to time the Company has followed the common industry practice of reducing the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, subscribers are free to discontinue the service at any time without penalty, and most terminations occur because a subscriber moves to another home or another city. For the year ended December 31, 1997 of the total subscriber fees received by the Company's systems, Limited Basic Service, Expanded Basic Service and Family Value Package fees accounted for approximately 77% of total revenues, premium service fees accounted for approximately 9% of total revenues, pay-per-view fees were approximately 1% of total revenues, advertising fees were approximately 2% of total revenues and the remaining 11% of total revenues came from equipment rentals, installation fees, home shopping, franchise fees and program guide charges.

PROGRAMMING AND SUPPLIERS

  The Company has entered into an arrangement pursuant to which RCN will obtain third party programming for the Company's systems. RCN generally purchases this programming at lower prices than the Company would be able to obtain independently. Programming purchasers such as RCN generally pay a monthly fee per subscriber per channel. Under the arrangement between the Company and RCN, the Company reimburses RCN for the third party costs incurred by RCN to obtain such programming. The arrangement is terminable by the Company upon 60 days notice and by RCN upon one year advance notice.

  Programming costs increase in the ordinary course of the Company's business as a result of increases in the number of subscribers, expansion of the number of channels provided to customers and contractual rate increases from programming suppliers. The Company anticipates that programming costs will increase, exceeding current levels, particularly for sports programming. If the programming supply arrangement with RCN were terminated, the Company's programming costs could increase significantly.

  A wide range of national manufacturers are the primary sources of supplies, equipment and material utilized in the construction and upgrade of the Company's cable television systems. The Company anticipates that its programming and construction, rebuild and upgrade costs will be significant in future periods. The amount of such costs will depend on numerous factors, many of which are beyond the Company's control.

ADVERTISING REVENUES

  Advertising accounts for 2% of the Company's revenues. Advertising sales are handled primarily by Cable Time, an independent turnkey advertising sales contractor. Cable Time provides sales, billing, collection and production services. It remits an agreed portion of its collected revenues to the Company. In addition, the Company operates its own classified advertising channel selling real estate and other products and services offered locally. The Company's net advertising revenue for 1997 was $0.51 per subscriber per month after compensation to Cable Time.

CUSTOMER SERVICE AND BILLING

  The Company places a great deal of importance on customer service. The Company has entered into an arrangement with RCN pursuant to which RCN will handle calls by most Cable Michigan customers at RCN's 24-hour centralized customer service facility in Dallas, Pennsylvania and administer the customer billing function for the Company's subscribers. The Dallas facility communicates with Cable Michigan's subscribers, field technicians and field offices.
Features include multiple 800 telephone numbers that allow a customer service representative ("CSR") to identify the caller's location, an automatic call distribution system to the next available CSR, Cable Data computers with billing cycles, a centralized radio dispatch office to provide two-way communication with the field technician's vehicles and alpha-numeric pagers. Although the RCN facility handles the Company's customer service calls and communications, the Company directly operates and manages its own customer service field offices, technicians and vehicles. The Dallas facility also maintains rate tables and subscriber base information that is provided to Cable Data, which prepares and mails the customer bills for Cable Michigan. The customer service and billing administration arrangement is terminable by Cable Michigan on 60 days notice and by RCN on one year notice. Mercom administers its own customer service function, primarily out of its office in Monroe.

FRANCHISES

  The cable television systems owned or managed by the Company are constructed and operated under fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") that are generally non-exclusive and are granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction, conditions of service, including the number of channels, the provision of free service to schools and certain other public institutions, and the maintenance of insurance and indemnity bonds. The provisions of these local franchises are subject to federal regulation.

  The Company holds approximately 400 franchises. These franchises provide for the payment of fees to the issuing authorities and generally range from 3% to 5% of revenues. The 1984 Act (defined below) prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

  The duration of the Company's outstanding franchises expire at various points in time through the year 2019. The Company's ability to provide cable television service is dependent to a large extent on its ability to obtain and renew its franchises on acceptable terms. Virtually all of the Company's cable franchises have been renewed or extended, generally at or prior to their stated expirations and on acceptable terms. During 1997, the Company completed negotiations with 38 communities resulting in franchise renewals on terms which are acceptable to it. Some of the issues involved in recent renewal negotiations include customer service standards, access facilities and equipment, cable plant upgrade or replacement and shorter terms of franchise agreements. Approximately 75 of the Company's franchises are due for renewal within the next three years. No one franchise accounts for more than 3% of the Company's total revenue.

RELATIONSHIP AMONG CABLE MICHIGAN, RCN AND CTE

  The Distribution Agreement defines certain aspects of the relationship among CTE, RCN and Cable Michigan and provides for the allocation of certain assets and liabilities among CTE, RCN and Cable Michigan. CTE, RCN and Cable Michigan have also entered into a Tax Sharing Agreement dated as of September 5, 1997 (the "Tax Sharing Agreement") to define certain aspects of their relationship with respect to taxes and to provide for the allocation of tax assets and liabilities.

  Indemnification

  RCN, Cable Michigan and CTE have agreed to indemnify one another against certain liabilities. RCN has agreed to indemnify CTE and its subsidiaries at the time of the Distribution (collectively, the "CTE Group") and the respective directors, officers, employees and affiliates of each person in the CTE Group (collectively, the "CTE Indemnitees") and Cable Michigan and its subsidiaries at the time of the Distribution (collectively, the "Cable Michigan Group" or the "Company Group") and the respective directors, officers, employees and Affiliates of each person in the Cable Michigan Group (collectively, the "Cable Michigan Indemnitees") from and against any and all damage, loss, liability and expense ("Losses") incurred or suffered by any of the CTE Indemnitees or the Cable Michigan Indemnitees, respectively, (i) arising out of, or due to the failure of RCN or any of its subsidiaries at the time of the Distribution (collectively, the "RCN Group") to pay, perform or otherwise discharge any of the RCN Liabilities (as defined below), (ii) arising out of the breach by any member of the RCN Group of any obligation under the Distribution Agreement or any of the other Distribution Documents and (iii) in the case of the CTE Indemnitees, arising out of the provision by the CTE Group of the services described below to the RCN Group except to the extent that such Losses result from the gross negligence or willful misconduct of a CTE Indemnitee. "RCN Liabilities" refers to (i) all liabilities of the RCN Group under the Distribution Agreement or any of the other distribution documents, (ii) all other liabilities of Cable Michigan, RCN or CTE (or their respective subsidiaries), except as specifically provided in the Distribution Agreement or any of the other Distribution Documents and whether arising before, on or after the Distribution Date, to the extent such liabilities arise primarily from or relate primarily to the management or conduct of the RCN Businesses prior to the effective time of the Distribution (the liabilities in clauses (i) and (ii) collectively, the "True RCN Liabilities") and (iii) 30% of the Shared Liabilities (as defined below).

  Cable Michigan has agreed to indemnify the RCN Group and the respective directors, officers, employees and Affiliates of each person in the RCN Group (collectively, the "RCN Indemnitees") and the CTE Indemnitees from and against any and all Losses incurred or suffered by any of the RCN Indemnitees or the CTE Indemnitees, respectively, (i) arising out of, or due to the failure of any person in the Cable Michigan Group to pay, perform or otherwise discharge any of the Cable Michigan Liabilities (as defined below), (ii) arising out of the breach by any member of the Cable Michigan Group of any obligation under the Distribution Agreement or any of the other distribution documents, (iii) in the case of the CTE Indemnitees, arising out of the provision by the CTE Group of services to the Cable Michigan Group except to the extent that such Losses result from the gross negligence or willful misconduct of a CTE Indemnitee and
(iv) in the case of the RCN Indemnitees, arising out of the provision by RCN of the services described below to the Cable Michigan Group except to the extent that such Losses result from the gross negligence or willful misconduct of an RCN Indemnitee. "Cable Michigan Liabilities" refers to (i) all liabilities of the Cable Michigan Group under the Distribution Agreement or any of the other distribution documents, (ii) all other liabilities of Cable Michigan, RCN or CTE (or their respective subsidiaries), except as specifically provided in the Distribution Agreement or any of the other Distribution Documents and whether arising before, on or after the Distribution Date, to the extent such liabilities arise primarily from or relate primarily to the management or conduct of the business of the Cable Michigan Group prior to the effective time of the Distribution (the liabilities in clauses (i) and (ii) collectively, the "True Cable Michigan Liabilities") and
(iii) 20% of the Shared Liabilities (as defined below).

  CTE has agreed to indemnify the Cable Michigan Indemnitees and the RCN Indemnitees from and against any and all Losses incurred or suffered by any of the Cable Michigan Indemnitees or the RCN Indemnitees, respectively, (i) arising out of, or due to the failure of any person in the CTE Group to pay, perform or otherwise discharge any of the CTE Liabilities (as defined below), (ii) arising out of the breach by any member of the CTE Group of any obligation under the Distribution Agreement or any of the other Distribution Documents and (iii) in the case of the RCN Indemnitees, arising out of the provision by RCN of the services described below to the CTE Group except to the extent that such Losses result from the gross negligence or willful misconduct of an RCN Indemnitee. "CTE Liabilities" refers to (i) all liabilities of the CTE Group under the Distribution Agreement or any of the other distribution documents, (ii) all other liabilities of Cable Michigan, RCN or CTE (or their respective subsidiaries), except as specifically provided in the Distribution Agreement or any of the other Distribution Documents and whether arising before, on or after the Distribution Date, to the extent such liabilities arise primarily from or relate primarily to the management or conduct of the business of the CTE Group prior to the effective time of the Distribution (the liabilities in clauses (i) and (ii) collectively, the "True CTE Liabilities") and (iii) 50% of the Shared Liabilities (as defined below).

  "Shared Liability" means any liability (whether arising before, on or after the Distribution Date) of Cable Michigan, RCN or CTE or their respective subsidiaries which (i)(a) arises from the conduct of the corporate overhead function with respect to CTE and its subsidiaries prior to the effective time of the Distribution with certain exceptions or (b) is one of certain fees and expenses incurred in connection with the Restructuring and (ii) is not a True CTE Liability, a True RCN Liability or a True Cable Michigan Liability.

  RCN, Cable Michigan and CTE have also generally agreed to indemnify each other and each other's affiliates and controlling persons from certain liabilities under the securities laws in connection with certain information provided to shareholders in connection with the Distribution.

  The Distribution Agreement also includes procedures for notice and payment of indemnification claims and provides that the indemnifying party may assume the defense of claims or suits brought by third parties for non-Shared Liabilities and may participate in the defense of claims or suits brought by third parties for Shared Liabilities. RCN is entitled to assume the defense of claims or suits brought by third parties for Shared Liabilities. Any indemnification paid under the foregoing indemnities is to be paid net of the amount of any insurance or other amounts that would be payable by any third party to the indemnified party in the absence of such indemnity.

  The Company does not believe that any of the foregoing indemnities will have a material adverse effect on the business, financial condition or results of operations of the Company.

  Employee Matters

  Under the Distribution Agreement, RCN, Cable Michigan and CTE agreed generally to assume employee benefits-related liabilities with respect to its current and, in some cases, former employees.

  Services Provided By RCN

  Pursuant to the Distribution Agreement, RCN has agreed to provide, or cause to be provided, to Cable Michigan certain management, administrative and other services, including: (i) customer service, (ii) marketing, (iii) accounting,
(iv) payroll, (v) management supervision, (vi) cash management, (vii) human resources services and benefit plan administration, (viii) insurance administration, (ix) legal, (x) tax, (xi) internal audit, (xii) programming administration, (xiii) billing, (xiv) monthly cable guides, (xv) investor and public relations, (xvi) provision of third party programming and (xvii) other miscellaneous administrative services.

  Subject to certain limitations, the total fee for services listed in items
(ii)-(xii), (xv) and (xvii) will be 4.0% of revenues per year plus a direct allocation of certain consolidated cable administration functions. The fee for customer service listed in item (i) along with the billing service listed in item (xiii) will be a pro rata share (based on subscribers) of the expenses incurred by RCN to provide such services for RCN and Cable Michigan. The third party expense incurred by RCN to obtain third party programming and monthly cable guides for Cable Michigan will be reimbursed to RCN by Cable Michigan and no additional fee will be charged with respect thereto.

  CTE has agreed to provide or cause to be provided to the RCN Group and the Cable Michigan Group financial data processing applications, lockbox services, storage facilities, LAN and WAN support services, building maintenance and other miscellaneous administrative services. The fees for such services and arrangements will be an allocated portion (based on relative usage) of the cost incurred by CTE to provide such services and arrangements to all three groups.

  The nature, scope and timing of the foregoing services are to be substantially consistent with the nature, scope and timing of the service provider's services prior to the Distribution, provided that the service provider shall not be obligated to hire additional or replacement employees, or increase the compensation of its existing employees, in order to provide the services. The services are to commence on the Distribution Date and will terminate upon 60 days notice by either the service provider or the relevant service recipient, except that the billing, customer service, programming administration and provision of third party programming services provided by RCN to Cable Michigan may not be terminated by RCN on less than one year advance notice to Cable Michigan. A service recipient may also terminate individual services by giving 60 days notice to the applicable service provider.

  These services may be terminated upon 60 days notice by either RCN or the Company, except that the services listed as items (i), (xii), (xiii) and (xvi) above may not be terminated by RCN on less than one year advance notice to the Company.

  The aforementioned arrangements are not the result of arm's length negotiation between unrelated parties as Cable Michigan, CTE and RCN have certain common officers and directors. Although the transitional service arrangements in such agreements are designed to reflect arrangements that would have been agreed upon by parties negotiating at arm's length, there can be no assurance that Cable Michigan would not be able to obtain similar services at a lower cost from unrelated third parties. Additional or modified agreements, arrangements and transactions may be entered into between the Company and either or both of CTE and RCN after the Distribution, which will be negotiated at arm's length.

  Miscellaneous

  The Distribution Agreement also contains provisions concerning access to information and records and rights to technology, software, intellectual property, know-how or other proprietary rights owned, licensed or held for use by the respective Groups. The Distribution Agreement provides that any dispute arising out of or in connection with the Distribution Agreement will be submitted to arbitration in accordance with the procedures described in the Agreement.

  There exist relationships among CTE, RCN and Cable Michigan that may lead to conflicts of interest. Each of the CTE, RCN and Cable Michigan are effectively controlled by Kiewit Telecom. In addition, the majority of the directors and/or executive officers of CTE, RCN and Cable Michigan also hold one or more offices at other group companies. See "Item 10: Directors and Executive Officers of the Registrant." The success of the Company may be affected by the degree of involvement of its officers and directors in the Company's business and the abilities of the Company's officers, directors and employees in managing both the Company and the operations of RCN and/or CTE. Potential conflicts of interest will be dealt with on a case-by-case basis taking into consideration relevant factors including the requirements of NASDAQ and prevailing corporate practices.

  Tax Sharing Agreement

  The Tax Sharing Agreement governs contingent tax liabilities and benefits, tax contests and other tax matters with respect to tax returns filed with respect to tax periods, in the case of Cable Michigan, ending or deemed to end on or before the Distribution Date. Under the Tax Sharing Agreement, Adjustments (as defined in the Tax Sharing Agreement) to taxes that are clearly attributable to the Cable Michigan Group, the RCN Group or the CTE Group will be allocated solely to such group. Adjustments to all other tax liabilities will generally be allocated 50% to CTE, 20% to Cable Michigan and 30% to RCN.

COMPETITION

  Cable television systems face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive online computer services and home video products, including videotape cassette recorders. The extent to which a cable television system is competitive depends, in part, upon the cable systems' ability to provide, at a reasonable price to consumers, a greater variety of programming and other services than are available off-air or through other alternative delivery sources and upon superior technical performance and customer service.

  The FCC and Congress have adopted policies providing a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial competition to cable systems. These technologies include, among others, direct broadcast satellite ("DBS") service whereby signals are transmitted by satellite to receiving facilities located on customer premises. The availability of reasonably-priced home satellite dish earth stations ("HSDs") enables individual households to receive many of the satellite-delivered program services formerly available only to cable subscribers. Furthermore, the 1992 Act (defined below) contains provisions, which the FCC has implemented with regulations, to enhance the ability of cable competitors to purchase and make available to HSD owners certain satellite-delivered cable programming at competitive costs. The 1996 Act (defined below) and FCC regulations implementing that law preempt certain local restrictions on the use of HSDs and roof-top antennae to receive satellite programming and over-the-air broadcasting services.

  DBS systems are expected to use video compression technology to increase the channel capacity of their systems to provide movies, broadcast stations and other program services comparable to those of cable systems. Digital satellite service ("DSS") offered by DBS systems currently has certain advantages over cable systems with respect to programming capacity and digital quality, as well as certain current disadvantages that include high up-front customer equipment costs and a lack of local programming, local customer service and equipment distribution. While DSS presents a competitive threat to cable, the Company has implemented a program to increase its channel capacity in many of its systems by upgrading its networks. These upgrades will enable the Company to introduce new premium channels, pay-per-view programming, interactive computer-based services and may enable these systems to deliver digital video along with other communications services. These upgrades, when combined with superior customer service and technical support, will enhance the Company's ability to compete.

  The 1996 Act makes it easier for local exchange telephone companies ("LECs") and others to provide a wide variety of video services competitive with services provided by cable systems and to provide cable services directly to subscribers. Various LECs currently are providing video services within and outside their telephone service areas through a variety of distribution methods, including both the deployment of broadband wire facilities and the use of wireless transmission facilities. Cable systems could be placed at a competitive disadvantage if the delivery of video services by LECs becomes widespread since LECs are not required, under certain circumstances, to obtain local franchises to deliver such video services or to comply with the variety of obligations imposed upon cable systems under such franchises. Issues of cross-subsidization by LECs of video and telephony services also pose strategic disadvantages for cable operators seeking to compete with LECs which provide video services. Ameritech has obtained cable television franchises in eastern Michigan and has overbuilt some cable operators thereby creating a competitive environment. To date, Ameritech has not applied for cable franchises where the Company operates. The Company cannot predict the likelihood of success of video service ventures by LECs or the impact on the Company of such competitive ventures.

  Cable television systems generally operate pursuant to franchises granted on a non-exclusive basis. The 1992 Act prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable systems. Well-financed businesses from outside the cable industry (such as the public utilities that own certain of the poles on which cable is attached) may become competitors for franchises or providers of competing services. Certain municipal power companies have been exploring building new video networks to compete with the Company within the areas where such companies deliver power. See "Regulation." Competition from other cable television operators exists in some areas served by the Company. Approximately 2% of homes passed by the Company's wholly owned system have been overbuilt (4% including Mercom). The Company believes that its systems are less likely to be overbuilt than those of many other operators because of their location in more rural and less populated areas.

  Cable operators face additional competition from private satellite master antenna television ("SMATV") systems that serve condominiums, apartment and office complexes and private residential developments. The 1996 Act broadens the definition of SMATV systems not subject to regulation as a franchised cable communications service. SMATV systems offer both improved reception of local television stations and many of the same satellite-delivered programming services offered by franchised cable communications systems. SMATV operators often enter into exclusive agreements with building owners or homeowners' associations, although some states have enacted laws to provide franchised cable systems access to such private complexes, and the 1984 Act gives a franchised cable operator the right to use existing compatible easements within its franchise area under certain circumstances. These laws have been challenged in the courts with varying results. In addition, some companies are developing and/or offering packages of telephony, data and video services to these private residential and commercial developments. The ability of the Company to compete for subscribers in residential and commercial developments served by SMATV operators is uncertain.

  Cable television systems also compete with wireless program distribution services such as multipoint multichannel distribution service ("MMDS") which use low-power microwave frequencies to transmit video programming over-the-air to subscribers. There are MMDS operators who are authorized to provide or are providing broadcast and satellite programming to subscribers in areas served by the Company's cable systems. Additionally, the FCC recently adopted new regulations allocating frequencies in the 28-GHz band for a new multichannel wireless video service similar to MMDS. The Company is unable to predict whether wireless video services will have a material impact on its operations.

  Other new technologies, including Internet-based services, may become competitive with services that cable television systems can offer. The 1996 Act directed the FCC to establish, and the FCC has adopted, regulations and policies for the issuance of licenses for digital television ("DTV") to incumbent television broadcast licensees. DTV is expected to deliver high definition television pictures, multiple digital-quality program streams, as well as CD-quality audio programming and advanced digital services, such as data transfer or subscription video. The FCC also has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and businesses. The FCC also permits commercial and non-commercial FM stations to use their subcarrier frequencies to provide non-broadcast services including data transmissions. The FCC established an over-the-air Interactive Video and Data Service that will permit two-way interaction with commercial and educational programming along with informational and data services. LECs and other common carriers also provide facilities for the transmission and distribution to homes and businesses of interactive computer-based services, including the Internet, as well as data and other non-video services. The FCC has conducted spectrum auctions for licenses to provide personal communications services ("PCS"). PCS will enable license holders, including cable operators, to provide voice and data services.

  Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable television industry or on the operations of the Company.

REGULATION

  The Cable Communications Policy Act of 1984 (the "1984 Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act") and the Telecommunications Act of 1996 (the "1996 Act") amended the Communications Act of 1934 (as amended, the "Communications Act") and established a national policy to guide the development and regulation of cable systems. Principal responsibility for implementing the policies of the Communications Act relating to cable television is allocated between the FCC and state agencies or local franchising authorities. The following is a summary of federal laws and regulations materially affecting the growth and operation of the cable television industry and a description of certain state and local laws.

  The 1992 Act authorized rate regulation for cable television services and equipment in communities that are not subject to "effective competition," as defined by federal law. Basic cable service and equipment is subject to regulation by local franchising authorities that choose to become certified by the FCC to regulate rates. Such local regulation occurs with oversight by the FCC, which has prescribed detailed criteria for the regulation of basic services. The 1992 Act also requires the FCC to resolve complaints about rates for cable programming services tiers ("CPST") (other than programming offered on a per channel or per program basis, which is not subject to rate regulation) and
to reduce any such rates found to be unreasonable.   The 1996 Act provides for
rate deregulation of CPSTs by March 1999.

  The 1996 Act deregulates rates for CPSTs in March 1999 for large Multiple System Operators ("MSOs") and immediately for certain small operators. The 1996 Act also modifies the uniform rate provisions of the 1992 Act by prohibiting regulation of non-predatory, bulk discount rates offered to subscribers in commercial residential developments and permits regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level. The 1996 Act eliminates the right of individual subscribers to file rate complaints with the FCC concerning CPSTs and permits franchising authorities to file CPST rate complaints with the FCC only after having received multiple subscriber complaints. The FCC is required to issue a final order within 90 days after receipt of a CPST rate compliant filed by any franchising authority.

  FCC regulations, which became effective in September 1993, govern rates that may be charged to subscribers for basic cable service and certain CPSTs (together, the "Regulated Services"). The FCC uses a benchmark methodology as the principal method of regulating rates for Regulated Services. Cable operators are also permitted to justify rates using various cost-of-service methodologies. In 1994, the FCC's benchmark regulations required operators to implement rate reduction for Regulated Services up to 17% of the rates for such services in effect on September 30, 1992, adjusted for inflation and changes in programming costs, equipment costs and certain operating costs. The FCC has also adopted comprehensive and restrictive regulations allowing operators to modify their regulated rates on a quarterly or annual basis using various methodologies that account for changes in number of regulated channels, inflation and increases in certain external costs, such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming costs and the cost of franchise-related obligations. The Company cannot predict whether the FCC will modify these "going forward" regulations in the future.

  Franchising authorities are empowered to regulate the rates charged for additional outlets and for the installation, lease and sale of equipment used by subscribers to receive the basic cable service tier, such as converter boxes and remote control units. The FCC's rules require franchising authorities to regulate these rates on the basis of actual cost plus a reasonable profit, as defined by the FCC. Cable operators required to reduce rates may also be required to refund overcharges with interest.

  Under the FCC's standard cost of service analysis, a cable operator can demonstrate that existing rates for Regulated Services are reasonable using the FCC's cost-of-service rate regulations which require, among other things, the exclusion from the rate base of 34% of system acquisition costs related to intangible and tangible assets used to provide Regulated Services. The FCC's cost-of-service regulations contain a rebuttable presumption of an industry-wide 11.25% after tax rate of return on an operator's allowable rate base, but the FCC has initiated a further rule making in which it proposes to use an operator's actual debt cost and capital structure to determine an operator's cost of capital or rate of return.

  There are currently CPST rate complaints pending against rates in numerous communities served by the Company in Michigan. In addition, in many of the communities where the Company provides cable service, local franchising authorities have become certified to regulate rates for basic service.

  The FCC has issued decisions requiring rate reductions for certain of the CPSTs of the Company, based on, among other things, the finding that the Company does not qualify for small system rate relief under the 1996 Act. The FCC staff issued a ruling that the Company does not qualify as a "small system operator" because all affiliated companies served more than 400,000 subscribers (due to RCN's investment in Mexican cable systems). The Company has challenged those decisions on the basis that it should qualify as a "small cable operator" under the 1996 Act and the FCC's rules, or, in the alternative, that its rates are justified under the FCC's standard price caps/going forward methodology in any event.

  "Anti-Buy Through" Provisions

  The 1992 Act requires cable systems to permit subscribers to purchase video programming offered by the operator on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic cable service tier, unless technological limitations prevent the system from doing so. There is a statutory exemption for cable systems that do not have the technological capability to offer programming in the manner required by the statute. This exemption is available until a system obtains such capability, but not later than December 2002. The FCC may waive such time periods. The Company expects that its systems will be in compliance with this requirement by the December 2002 deadline.

  Must Carry/Retransmission Consent

  The 1992 Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years to require a cable system to carry the station ("must-carry"), subject to certain exceptions, or to withhold consent and negotiate the terms of carriage ("retransmission consent"). A cable system generally is required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to the mandatory carriage or retransmission consent requirements of the 1992 Act. Local non-commercial television stations are also given mandatory carriage rights; however, such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for certain commercial satellite-delivered independent "superstations"), commercial radio stations and low-power television stations carried by such systems. In March 1997, the U.S. Supreme Court affirmed a three-judge district court decision upholding the constitutional validity of the 1992 Act's mandatory signal carriage requirements.

  The FCC recently issued rules establishing standards for DTV. Among other provisions, the FCC's rules require television stations to simulcast their NTSC and DTV signals for a period of years. During this simulcast period, it is unclear whether must-carry rules will apply to DTV signals.

  The FCC is conducting a rule making in the future to consider the requirements, if any, for mandatory carriage of DTV signals. The Company cannot predict the ultimate outcome of such a rule making or the impact of new carriage requirements on the Company or its business.

  Access Channels

  The Communications Act permits franchising authorities to require cable operators to set aside certain channels for public, educational and governmental ("PEG") access programming. The 1984 Act also requires a cable system with 36 or more channels to designate a portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator. The FCC has adopted rules regulating:
(i) the maximum reasonable rate a cable operator may charge for commercial use of the designated channel capacity; (ii) the terms and conditions for commercial use of such channels; and (iii) the procedures for the expedited resolution of disputes concerning rates or commercial use of the designated channel capacity. The U.S. Supreme Court recently held parts of the 1992 Act regulating "indecent" programming on PEG access channels to be unconstitutional, but upheld the statutory right of cable operators to prohibit or limit the provision of "indecent" programming on commercial leased access channels.

  Franchise Procedures

  The 1984 Act affirms the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions and prohibits non-grandfathered cable systems from operating without a franchise in such jurisdictions. The 1992 Act encourages competition with existing cable systems by (i) allowing municipalities to operate their own cable systems without franchises; (ii) preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area; and (iii) prohibiting (with limited exceptions) the common ownership of cable systems and co-located MMDS or SMATV systems. In January, 1995, the FCC relaxed its restrictions on ownership of SMATV systems to permit a cable operator to acquire SMATV systems in the operator's existing franchise area so long as the programming services provided through the SMATV system are offered according to the terms and conditions of the cable operator's local franchise agreement. The 1996 Act provides that the cable/SMATV and cable/MMDS cross-ownership rules do not apply in any franchise area where the operator faces "effective competition" as defined by federal law.

  The Communications Act also provides that in granting or renewing franchises, local authorities may establish requirements for cable-related facilities and equipment, but not for video programming or information services other than in broad categories. The Communications Act limits the payment of franchise fees to 5% of revenues derived from cable operations and permits the cable operator to obtain modification of franchise requirements by the franchise authority or judicial action if warranted by changed circumstances. The Company's franchises typically provide for periodic payment of fees to franchising authorities of 3% to 5% of "revenues" (as defined by each franchise agreement), which fees may be passed on to subscribers. The 1996 Act generally prohibits franchising authorities from (i) imposing requirements in the cable franchising process that require, prohibit or restrict the provision of telecommunications services by an operator, (ii) imposing franchise fees on revenues derived by the operator from providing telecommunications services over its cable system, or (iii) restricting an operator's use of any type of subscriber equipment or transmission technology.

  The Communications Act contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Franchising authorities may seek to impose new and more onerous requirements, such as significant upgrades in facilities and services or increased franchise fees, as a condition of renewal. Similarly, if a franchising authority's consent is required for the purchase or sale of a cable system or franchise, the franchising authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for such consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises. The Company believes that it has generally met the terms of its franchises and has provided quality levels of service. As such, the Company anticipates that its future franchise renewal prospects generally will be favorable.

  Various courts have considered whether franchising authorities have the legal right to limit franchise awards to a single operator and to impose certain substantive franchise requirements (e.g., access channels, universal service and other technical requirements). These decisions have been somewhat inconsistent and, until the U.S. Supreme Court rules definitively on the scope of cable operators' First Amendment protections, the legality of the franchising process generally and of various specific franchise requirements is likely to be in a state of flux.

  Ownership Limitations

  Pursuant to the 1992 Act, the FCC adopted rules prescribing national subscriber limits and limits on the number of channels that can be occupied on a cable system by a video programmer in which the operator has an attributable interest. The effectiveness of these FCC horizontal ownership limits has been stayed because a federal district court found the statutory limitation to be unconstitutional. An appeal of that decision has been consolidated with appeals challenging the FCC's regulatory ownership restrictions and is pending. The 1996 Act eliminates the statutory prohibition on the common ownership, operation or control of a cable system and a television broadcast station in the same service area and directs the FCC to review its broadcast/cable ownership restrictions to determine if they are necessary in the public interest.
Pursuant to the mandate of the 1996 Act, the FCC eliminated its regulatory restriction on cross-ownership of cable systems and national broadcasting networks.

  LEC Ownership of Cable Systems

  The 1996 Act makes far-reaching changes in the regulation of LECs that provide cable services. The 1996 Act eliminates the requirement that LECs obtain FCC approval under Section 214 of the Communications Act before providing video services in their telephone service areas and removes the statutory telephone company/cable television cross-ownership prohibition, thereby allowing LECs to offer video services in their telephone service areas. LECs may provide service as traditional, franchised cable operators or they may opt to provide their programming over unfranchised "open video systems," subject to certain conditions, including, but not limited to, setting aside up to two-thirds of their channel capacity for use by unaffiliated program distributors. The 1996 Act also prohibits a LEC from acquiring an existing cable system in its telephone service area except in limited circumstances. The 1996 Act removes barriers to entry into the local telephone exchange market by preempting state and local laws that restrict competition and by requiring all LECs to provide nondiscriminatory access and interconnection to potential competitors, such as cable operators, wireless telecommunications providers and long distance companies.

  Regulations promulgated by the FCC under the 1996 Act require LECs to open their telephone networks to competition by providing competitors interconnection, access to unbundled network elements and retail services at wholesale rates. As a result of these changes, companies such as RCN are now able to interconnect with the incumbent LECs in order to provide local exchange services. Numerous parties appealed certain aspects of these regulations, and the appeals were consolidated in the United States Court of Appeals for the Eighth Circuit. On July 18, 1997, the Eighth Circuit found constitutional challenges to certain practices implementing cost provisions of the Telecommunications Act that were ordered by certain state public utility companies ("PUCs") to be premature; vacated significant portions of the FCC's nationwide pricing rules; and overturned FCC rules that required that LECs combine unbundled elements, on request, for the benefit of a competitive carrier. On October 14, 1997, the Eighth Circuit issued a decision vacating additional FCC rules that will likely have the effect of increasing the cost of obtaining the use of combinations of an incumbent LEC's unbundled network elements. On January 26, 1998, the Supreme Court granted a writ of certiorari under which it will review the July 18 Eighth Circuit decision; it is expected (but not yet certain) that the Court will hear arguments on this case in the fall of 1998. Although state PUCs may still choose to implement at their discretion some of the FCC rules that were overturned by the Eighth Circuit, the Eighth Circuit decisions create uncertainty about the rules governing pricing and terms and conditions of interconnection agreements, and could make negotiating and enforcing such agreements more difficult and protracted and may require renegotiation of existing agreements.

  Pole Attachment

  The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems' use of utility pole and conduit space unless state authorities can demonstrate that they adequately regulate pole attachment rates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. In some cases, utility companies have increased pole attachment fees for cable systems that have installed fiber optic cables and that are using such cables for the distribution of non-video services. The FCC concluded that, in the absence of state regulation, it has jurisdiction to determine whether utility companies have justified their demand for additional rental fees and that the Communications Act does not permit disparate rates based on the type of service provided over the equipment attached to the utility's pole. The 1996 Act and the FCC's implementing regulations modify the current pole attachment provisions of the Communications Act by immediately permitting certain providers of telecommunications services to rely upon the protections of the current law and by requiring that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. As required by the 1996 Act, the FCC has established new regulations to govern the charges for pole attachments used by companies providing telecommunications services, including cable operators. Although the FCC has issued its regulations, they are subject to changes on reconsideration (or appeal), and some issues that may affect the ultimate rates for telecommunications attachments to utility poles remain outstanding. These new pole attachment rate regulations will become effective five years after enactment of the 1996 Act, and any increase in attachment rates resulting from the FCC's new regulations will be phased in equal annual increments over a period of five years beginning in February 2001.

  Other Statutory Provisions

  The 1992 Act, the 1996 Act and FCC regulations preclude any satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors and require such programmers to sell their programming to other multichannel video distributors. These provisions limit the ability of program suppliers affiliated with cable companies or with common carriers providing satellite delivered video programming directly to their subscribers to offer exclusive programming arrangements to their affiliates. The 1992 Act requires operators to block fully both the video and audio portion of sexually explicit or indecent programming on channels that are primarily dedicated to sexually oriented programming or alternatively to carry such programming only at "safe harbor" time, periods currently defined by the FCC as the hours between 10 p.m. and 6 a.m. Several adult-oriented cable programmers have challenged the constitutionality of this statutory provision, but the U.S. Supreme Court recently refused to overturn a lower court's denial of a preliminary injunction motion seeking to enjoin the enforcement of this law. The FCC's regulations implementing this statutory provision are now in effect. The 1996 Act also contains provisions regulating the content of video programming and computer services. Specifically, the new law prohibits the use of computer services to transmit "indecent" material to minors. The U.S. Supreme Court has ruled that the provisions relating to the regulation of indecent material are unconstitutional. In accordance with the 1996 Act, the television industry recently adopted a voluntary ratings system for violent and indecent video programming. The 1996 Act also requires all new television sets to contain a so-called "V-chip" capable of blocking all programs with a given rating. The Communications Act also includes provisions, among others, concerning horizontal and vertical ownership of cable systems, customer service, subscriber privacy, marketing practices, equal employment opportunity, obscene or indecent programming, regulation of technical standards and equipment compatibility.

  The 1996 Act modifies the existing statutory provisions governing cable system technical standards, equipment compatibility, subscriber notice requirements and program access, permits certain operators to include losses incurred prior to September 1992 in setting regulated rates and repeals the three-year anti-trafficking prohibition adopted in the 1992 Act. FCC regulations implementing the 1996 Act preempt certain local restrictions on satellite and over-the-air antenna reception of video programming services, including zoning, land-use or building regulations, or any private covenant, homeowners' association rule or similar restriction on property within the exclusive use or control of the antenna user.

  Other FCC Regulations

  In addition to the FCC regulations noted above, there are other
FCC regulations covering such areas as equal employment opportunity, syndicated program exclusivity, network program non-duplication, registration of cable systems, maintenance of various records and public inspection files, microwave frequency usage, lockbox availability, sponsorship identification, antenna structure notification, tower marking and lighting, carriage of local sports broadcast programming, application of rules governing political broadcasts, limitations on advertising contained in non-broadcast children's programming, consumer protection and customer service, ownership of home wiring, indecent programming, programmer access to cable systems, programming agreements, technical standards, consumer electronics equipment compatibility and closed captioning. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations.

  Other bills and administrative proposals pertaining to cable television have previously been introduced in Congress or considered by other governmental bodies over the past several years. It is probable that there will be legislative proposals in the future by Congress and other governmental bodies relating to the regulation of communications services.

  Copyright

  Cable television systems are subject to federal compulsory copyright licensing covering the retransmission of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their basic revenues to a federal copyright royalty pool, cable operators can obtain blanket licenses to retransmit the copyrighted material on broadcast signals. The nature and amount of future payments for broadcast signal carriage cannot be predicted at this time. The possible simplification, modification or elimination of the compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect the Company's ability to obtain suitable programming and could substantially increase the cost of programming available for distribution to the Company's subscribers. The Company cannot predict the outcome of this legislative activity.

  Cable operators distribute programming and advertising that use music controlled by the two major music performing rights organizations, ASCAP and BMI. In October 1989, the special rate court of the U.S. District Court for the Southern District of New York imposed interim rates on the cable industry's use of ASCAP-controlled music. The same federal district court recently established a special rate court for BMI. BMI and cable industry representatives recently concluded negotiations for a standard licensing agreement covering the performance of BMI music contained in advertising and other information inserted by operators into cable programming and on certain local access and origination channels carried on cable systems. ASCAP and cable industry representatives have met to discuss the development of a standard licensing agreement covering ASCAP-controlled music in local origination and access channels and pay-per-view programming. Although the Company cannot predict the ultimate outcome of these industry negotiations or the amount of any license fees it may be required to pay for past and future use of ASCAP-controlled music, it does not believe such license fees will be significant to the Company's financial position, results of operations or liquidity.

  State and Local Regulation

  Because a cable television system uses local streets and rights-of-way, cable systems are subject to state and local regulation, typically imposed through the franchising process. Cable television systems generally are operated pursuant to non-exclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchisee fails to comply with material provisions. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable service rates, franchise fees, franchise term, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, franchise renewal, sale or transfer of the franchise, territory of the franchisee, indemnification of the franchising authority, use and occupancy of public streets and types of cable services provided. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Attempts in other states to regulate cable television systems are continuing and can be expected to increase. At this time, the state of Michigan does not regulate rates on behalf of its municipalities. State and local franchising jurisdiction is not limited, however, and must be exercised consistently with federal law. The 1992 Act immunizes franchising authorities from monetary damage awards rising from regulation of cable systems or decisions made on franchise grants, renewals, transfers and amendments.

  The foregoing does not purport to describe all present and proposed federal, state, and local regulations and legislation affecting the cable industry. Other existing federal regulations, copyright licensing, and, in many jurisdictions, state and local franchise requirements, are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or the Company can be predicted at this time.

EMPLOYEES

  As of December 31, 1997 the Company had a total of approximately 210 employees. The Company believes that its relationships with employees are good.

ITEM 2.   PROPERTY

  The principal physical assets of a cable television system consist of a central receiving apparatus, distribution equipment, cables, converters, electronics, vehicles, origination equipment and local business offices. The Company owns or leases the receiving and distribution equipment of each system and owns or leases parcels of real property for the receiving sites and local business offices. The physical components of cable television systems require maintenance and periodic upgrading and rebuilding to keep pace with technological advances. The Company's management believes that substantially all of its physical assets are in good operating condition.

ITEM 3.  LEGAL PROCEEDINGS.

On May 13, 1997, Mercom shareholder Moise Katz filed a purported class action suit on behalf of Mercom's public shareholders against Mercom and C-TEC, among others. Plaintiff alleges that the proposal to exchange the approximately 38% of Mercom common stock that is publicly held for 8.75% of the common stock of the Company undervalues Mercom's shares and is therefore unlawful. This lawsuit has been dormant since the Company announced that the discussions on the exchange transactions have been suspended.

In the normal course of business, there are various legal proceedings outstanding. In the opinion of management, these proceedings will not have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of the Registrant's 1997 fiscal year.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an un-numbered Item in Part I of this Report in lieu of being included in the definitive proxy statement relating to the Registrant's Annual Meeting of Shareholders to be filed by Registrant with the Commission pursuant to Section 14 (A) of the Securities Exchange Act of 1934 (the "1934 Act").

Executive Officers of the Registrant

     David C. McCourt, 41, has been the Chairman, Chief Executive Officer and a Director of the Company since September 1997. Mr. McCourt has been Chairman and Chief Executive Officer of RCN since September 1997. In addition, he has been Chairman and Chief Executive Officer of CTE since October 1993. Mr. McCourt is President and Chief Executive Officer, as well as a Director of Kiewit Telecom Holdings, Inc. He has been Chairman and Chief Executive officer of Mercom since October 1993, Director of MFS Communications Company, Inc. from July 1990 to December 1996, President and a Director of Metropolitan Fiber Systems/McCourt, Inc. a subsidiary of MFS Telecom, Inc., since 1988, a Director of Cable Satellite Public Affairs Network ("C-SPAN") since June 1995, a Director of WorldCom, Inc. since December 1996 and a Director of Kiewit Diversified Group, Inc. now Level 3 Communications, Inc. since August 1997.

  Mark Haverkate, 43, has been the President and Chief Operating Officer and a Director of the Company since September 1997. Mr. Haverkate has been Executive Vice President of Business Development of RCN since such date. He has been President and Chief Operating Officer of Mercom since October 1997. He was the President of RCN Development (a division of RCN) from June 1997 to September 1997 and the Executive Vice President of Business Development of CTE from May 1997 to September 1997. Previously, he was President for Business Operations of RCN Telecom Services, Inc. (a wholly owned subsidiary of RCN) from August 1996 to November 1996, Executive Vice President of CTE's Cable Television Group from July 1995 to August 1996, Executive Vice President of Development for CTE from February 1995 to July 1995, Executive Vice President for Development of Mercom from November 1995 to February 1996, Vice President of Development for CTE from December 1993 to February 1995, Vice President of CTE's Cable Television Group from October 1989 to December 1993.

     Bruce C. Godfrey, 42, has been a Director and Corporate Secretary of the Company since September 1997. Mr. Godfrey has served as a Director of CTE since November 1996, Executive Vice President and Chief Financial Officer since April 1994 and Corporate Secretary since September 1997. He has been Executive Vice President and Chief Financial Officer and a Director of RCN since September 1997. He has also been Executive Vice President and Chief Financial Officer of Mercom since April 1994 and a Director of Mercom since May 1994 and Corporate Secretary since October 1997. Mr. Godfrey served as Senior Vice President and Principal of Daniels and Associates from January 1984 to April 1994.

     Timothy J. Stoklosa, 37, has been the Executive Vice President, Chief Financial Officer and a Director of the Company since September 1997. Mr. Stoklosa has been Senior Vice President and Treasurer of RCN since such date. Mr. Stoklosa has been Senior Vice President of Finance of CTE since February 1997, Treasurer of CTE since August 1994 and Executive Vice President and Chief Financial Officer of Mercom since October 1997. Previously, Mr. Stoklosa served as Manager of Mergers and Acquisitions at Peter Kiewit Sons, Inc. from October 1991 to August 1994 and Senior Financial Analyst of Corporate Development at Citizens Utilities Co. from February 1990 to October 1991.

     John J. Gdovin, 40, has been Executive Vice President of the Company since September 1997. Mr. Gdovin was Executive Vice President of CTE's Cable Television Group from August 1996 to September 1997, Senior Vice President of RCN Telecom Services, Inc. since February 1997 and Executive

Vice President of Mercom since August 1996. Previously, Mr. Gdovin was Vice President of CTE's Cable Television Group from February 1995 to August 1996.

     Ralph S. Hromisin, CPA, 37, has been Vice President and Chief Accounting Officer of the Company since September 1997. He also has been Vice President and Chief Accounting Officer of RCN and CTE since such date. He served as Vice President and Corporate Conroller of CTE from August 1994 to September 1997. Mr. Hromisin has been Vice President and Corporate Controller for Mercom since October 1996, Director of Corporate Accounting for CTE from March 1992 to August 1994. He also held various positions, most recently Audit Manager for Parente, Randolph, Orlando, Carey & Associates, CPA's from November 1982 to March 1992.

     John D. Filipowicz, 39, has been Senior Vice President and Assistant General Counsel and Assistant Secretary of the Company since September 1997. He also has been Senior Vice President, Assistant General Counsel and Assistant Secretary of RCN since such date and Senior Vice President since September 1997 and Vice President, Assistant General Counsel and Assistant Secretary of CTE from February 1995 to September 1997; Assistant Corporate Secretary for CTE since December 1994; Corporate Counsel for CTE from December 1990. Mr. Filipowicz has also been Senior Vice President, Assistant General Counsel and Corporate Secretary for Mercom from December 1996 to October 1997, Assistant Secretary since October 1997 and Vice President, Assistant General Counsel and Assistant Secretary from May 1995 to December 1996.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters.

There were approximately 1,819 holders of Registrant's Common Stock on February 28, 1998. The Company maintains a no cash dividend policy. The Company does
not intend to alter this policy in the foreseeable future.   Other information
required under Item 5 of Part II is set forth in Note 15 to the consolidated financial statements included in Part IV Item 14(a)(1) of this Form 10-K.

Item 6.  Selected Financial Data

Information required under Item 6 of Part II is set forth in Part IV Item 14(a)(1) of this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Information required under Item 7 of Part II is set forth in Part IV Item 14(a)(1) of this Form 10-K.

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data required under Item 8 of Part II are set forth in Part IV Item 14(a)(1) of this Form 10-K.

Item 9.  Disagreements on Accounting and Financial Disclosure.

During the two years preceding December 31, 1997 there has been neither a change of accountants of the Registrant nor any disagreement on any matter of accounting principles, practices, or financial statement disclosure.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required under Item 10 of Part III with respect to the Directors of Registrant is set forth in the definitive proxy statement relating to Registrant's Annual Meeting of Shareholders to be filed by the Registrant with the Commission pursuant to Section 14 (a) of the 1934 Act and is hereby specifically incorporated herein by reference thereto.

The information required under Item 10 of Part III with respect to the executive officers of the Registrant is set forth at the end of Part I thereof.

Item 11.  Executive Compensation

The information required under Item 11 of Part III is set forth in the definitive proxy statement relating to Registrant's Annual Meeting of Shareholders to be filed by the Registrant with the Commission pursuant to
Section 14 (a) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required under Item 12 of Part III is included in the definitive proxy statement relating to Registrant's Annual Meeting of Shareholders to be filed by Registrant with the Commission pursuant to Section 14 (a) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto.

Item 13.  Certain Relationships and Related Transactions

The information required under Item 13 of Part III is included in the definitive proxy statement to Registrant's Annual Meeting of Shareholders to be filed by Registrant with the Commission pursuant to Section 14 (a) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Report on Form 8-K.

Item 14.  (a)(1)   Financial Statements:
  Consolidated Statements of Operations for Years Ended December 31, 1997, 1996
    and 1995
  Consolidated Statements of Cash Flows for Years Ended December 31, 1997, 1996
    and 1995
  Consolidated Balance Sheets - December 31, 1997 and 1996
  Consolidated Statements of Changes In Common Shareholders' Deficit for Years
    Ended December 31, 1997, 1996 and 1995
  Notes to Consolidated Financial Statements
  Report of Independent Accountants

Item 14.  (a)(2)  Financial Statement Schedules:
Description

Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 1997, 1996 and 1995 (Schedule II)

All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or are not applicable or required.

Item 14.  (a) (3)  Exhibits

Exhibits marked with an asterisk are filed herewith and are listed in the index to exhibits of this Form 10-K. The remainder of the exhibits have been filed with the Commission previously and are incorporated herein by reference.

(3)  Articles of incorporation and by-laws.

     (a) Amended and Restated Articles of Incorporation of the Registrant are incorporated herein by reference to Exhibit 3.1 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22821.)

     (b) Amended and Restated Bylaws of the Registrant are incorporated herein by reference to Exhibit 3.2 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22821.)

(4)  Instruments defining the rights of security holders, including indentures.

     (a) Credit Agreement dated July 1, 1997 between Cable Michigan, Inc. and First Union National Bank, as agent is incorporated herein by reference to
Exhibit 4.1 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission file No. 0-22821.)

     (b) Amended and Restated Credit Agreement dated August 16, 1995, to Credit Agreement dated as of November 26, 1989, by and between Mercom, Inc. and Morgan Guaranty Trust Company of New York is incorporated herein by reference to
Exhibit 10.10 of the Form 8-K of Mercom, Inc. dated August 22, 1995, File No. 0-17750.

     (c) Amendment No. 1 dated August 14, 1996 to Amended and Restated Credit Agreement dated August 16, 1995, to Credit Agreement dated as of November 26, 1989, by and between Mercom, Inc. and Morgan Guaranty Trust Company of New York is incorporated herein by reference to Exhibit 4.3 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22821.)

     (d) Amended and Restated Credit Agreement dated September 29, 1997, to Credit Agreement dated as of November 26, 1989 and further amended and restated as of August 16, 1995 by and between Mercom, Inc. and Registrant is incorporated herein by reference to Exhibit 98 to the Company's report on Form 10-Q for the quarter ended September 30, 1997 (Commission File No. 0-22821).

     (e) Assignment and Assumption Agreement dated September 29, 1997 by and between Registrant and Morgan Guaranty Trust Company of New York is incorporated herein by reference to Exhibit 97 to the Company's report on Form 10-Q for the quarter ended September 30, 1997 (Commission File No. 0-22821).

     (f) Assumption Agreement dated September 30, 1997 by and among C-TEC Corporation, the Registrant and First Union Bank is incorporated herein by reference to Exhibit 99 to the Company's report on Form 10-Q for the quarter ended September 30, 1997 (Commission File No. 0-22821).

 * (g) First Amendment and Restatement dated September 29, 1997 to the Credit Agreement dated as of June 30, 1997 by and among Cable Michigan, Inc., the Lenders and First Union National Bank, as Administrative Agent for the Lenders.

 * (h) Credit Agreement dated June 30, 1997 by and among C-TEC Corporation, the Lenders and First Union National Bank, as Administrative Agent for the Lenders.

(10) Material Contracts

     (a) Tax Sharing Agreement by and among C-TEC Corporation, RCN Corporation and the Registrant is incorporated herein by reference to Exhibit 10.1 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission file No. 0-22821.)

     (b) Management Agreement dated January 1, 1997 by and between Mercom, Inc. and C-TEC Cable Systems of Michigan, Inc. is incorporated herein by reference to
Exhibit 10.2 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22821.)

     (c) Distribution Agreement among C-TEC Corporation, RCN Corporation and the Registrant is incorporated herein by reference to Exhibit 2.1 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22821.)

*(21) Subsidiaries of the Registrant

*(23) Consent of Independent Accountants

*(24) Powers of Attorney

*(27) Financial Data Schedule

Item 14.(b)  Reports on Form 8-K:

     No Reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 Cable Michigan, Inc.

Date:  March 31, 1998      By /s/ David C. McCourt
                             --------------------
                             David C. McCourt
                             Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                   Title                   Date
     ---------                   -----                   ----

PRINCIPAL EXECUTIVE AND ACCOUNTING OFFICERS:


/s/ David C. McCourt             Chairman and Chief      March 31, 1998
---------------------------      Executive Officer
David C. McCourt


 /s/ Mark Haverkate              President and Chief     March 31, 1998
---------------------------      Operating Officer
   Mark Haverkate


 /s/ Timothy J. Stoklosa         Executive Vice          March 31, 1998
---------------------------      President and
   Timothy J. Stoklosa           Chief Financial
                                 Officer


 /s/ Ralph S. Hromisin           Vice President and      March 31, 1998
---------------------------      Chief Accounting
   Ralph S. Hromisin             Officer


DIRECTORS:


 /s/ David C. McCourt                                    March 31, 1998
---------------------------
 David C. McCourt


 /s/ Raymond B. Ostroski                                 March 31, 1998
---------------------------
  Raymond B. Ostroski


 /s/ David C. Mitchell                                   March 31, 1998
---------------------------
  David C. Mitchell


 /s/ Frank M. Henry                                      March 31, 1998
---------------------------
  Frank M. Henry


 /s/ Daniel E. Knowles                                   March 31, 1998
---------------------------
  Daniel E. Knowles


 /s/ Bruce C. Godfrey                                    March 31, 1998
---------------------------
   Bruce C. Godfrey


 /s/ Mark Haverkate                                      March 31, 1998
---------------------------
  Mark Haverkate


 /s/ Timothy J. Stoklosa                                 March 31, 1998
---------------------------
  Timothy J. Stoklosa

                             CABLE MICHIGAN, INC.
                               AND SUBSIDIARIES

                            SELECTED FINANCIAL DATA
                (Dollars in Thousands Except Per Share Amounts)

                                                               For the Years Ended
                                                                    December 31,
                                            -----------------------------------------------------------
                                              1997        1996         1995         1994         1993
Sales                                       $ 81,299    $ 76,187    $  60,675    $  49,141    $  48,665
Income (loss) from continuing operations     ($4,358)    ($8,256)    ($10,501)    ($26,226)    ($29,143)
Income (loss) per average common share
 from continuing operation                    ($0.63)     ($1.20)      ($1.53)      ($6.14)      ($7.06)
Dividends per share*                               -           -            -            -            -
Total assets                                $142,597    $149,200    $ 172,759    $ 116,972    $ 147,286
Long-term debt, net of current maturities   $143,000    $ 15,680    $  17,430            -            -

------------------------
* Based on average shares of Common Stock

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Certain statements contained in this annual report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective. Such forward-looking statements include, in particular, statements regarding the Company's operations, economic performance and financial condition, plans to develop networks and upgrade facilities, the development of the Company's businesses, the markets for the Company's services and products, the Company's anticipated capital expenditures, the Company's anticipated sources of capital and effects of regulatory reform and competitive and technological developments. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Such statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

The following discussion should be read in conjunction with the Company's historical Consolidated Financial Statements and Notes thereto:

The Company is a cable television operator in the State of Michigan, which, as of December 31, 1997, served approximately 204,000 subscribers. These figures include the approximately 39,400 subscribers served by Mercom, a 62% owned subsidiary of the Company.

Prior to September 30, 1997, the Company was operated as part of C-TEC Corporation. On September 30, 1997, C-TEC distributed 100% of the outstanding shares of common stock of its wholly owned subsidiaries, RCN Corporation ("RCN") and Cable Michigan, Inc. ("Cable Michigan" or the "Company") to holders of record of C-TEC's Common Stock and C-TEC's Class B Common Stock as of the close of business on September 19, 1997 (the "Distribution") in accordance with the terms of a Distribution Agreement dated September 5, 1997 among C-TEC, RCN and
Cable Michigan.   Cable Michigan consists of C-TEC's Michigan cable operations, including its 62% ownership in Mercom, Inc. ("Mercom"). Following the Distribution, C-TEC changed its name to Commonwealth Telephone Enterprises, Inc. ("CTE"). C-TEC , RCN and Cable Michigan have entered into certain agreements providing for the Distribution, and governing various ongoing relationships between the three companies, including a distribution agreement and a tax-sharing agreement. The historical financial information presented herein reflects periods during which the Company did not operate as an independent company and accordingly, certain assumptions were made in preparing such financial information. Such information, therefore, may not necessarily reflect the results of operations or the financial condition of the Company which would have resulted had the Company been an independent, public company during the reporting periods, and are not necessarily indicative of the Company's future operating results or financial condition

Year Ended December 31, 1997 Compared With Year Ended December 31, 1996

For the year ended December 31, 1997, operating income before depreciation and amortization and management fees was $36,832 compared to $35,594 for the year ended December 31, 1996. Sales increased 6.7% to $81,299 for 1997 from $76,187 in 1996. For the year ended December 31, 1997, net loss was ($4,358) as compared to a net loss of ($8,256) for 1996. The improvement in operating income before depreciation and amortization and management fees of $1,238 was substantially offset by higher depreciation and amortization of $655. Lower interest expense of $3,428 and a $2,571 gain on the sale of the Port St. Lucie cable operations of Mercom, partially offset by a lower benefit for income taxes of $1,598 and a lower minority share of Mercom's losses of $1,098 primarily account for the decrease in the net loss of $3,898 in 1997 as compared to 1996.

Sales are primarily comprised of subscription fees for basic service packages, premium and pay per view services and cable advertising sales. Sales for 1997 were $81,299, an increase of $5,112 or 6.7%, primarily due to higher basic revenue resulting from approximately 5,757 additional average subscribers over the same period in 1996 and the effects of rate increases during the first quarter of 1997.

Management fees increased $217, or 6.2% primarily due to costs associated with the spin-off of the Company from CTE.

Costs and expenses, excluding depreciation and amortization and management fees, are comprised of direct costs of providing services, primarily cable programming and franchise costs, salaries and benefits, customer service costs, sales and marketing costs and general and administrative expenses. Costs and expenses excluding depreciation and amortization and management fees were $44,467 for 1997, an increase of $3,874, or 9.5% as compared to 1996. The increase is primarily due to higher basic programming costs resulting from higher rates, additional channels and increased subscribers and due to increased payroll and benefits.

Depreciation and amortization was $32,082 in 1997, an increase of $655 or 2.1% as compared to 1996.

Interest expense was $11,751 in 1997, a decrease of approximately $3,428, or 22.6% as compared to 1996 due to lower notes payable to affiliates, partially offset by an increase in interest expense on new third-party debt.

For the year ended December 31, 1997, the Company realized a gain of $2,571 on the sale of the Port St. Lucie cable operations of Mercom which also resulted in an increase in the minority share of Mercom's income.

The Company's effective income tax rate was (48.6%) in 1997 and (40.9%) in 1996. For an analysis of the change in income taxes, see the reconciliation of the effective income tax rate in Note 6 to the Consolidated Financial Statements.

Year Ended December 31, 1996 compared with Year Ended December 31, 1995

For the year ended December 31, 1996, operating income before depreciation and amortization and management fees was $35,594 as compared to $29,228 for the year ended December 31, 1995. Sales increased 25.6% to $76,187 for 1996 from $60,675 in 1995. For the year ended December 31, 1996, net loss was ($8,256) as compared to a net loss of ($10,501) for 1995. The improvement in operating income before depreciation and amortization and management fees of $6,366 was substantially offset by higher depreciation and amortization of $6,273. Lower interest expense of $794 and a higher minority share of Mercom's losses of $1,337 primarily account for the decrease in the net loss of $2,245 in 1996 as compared to 1995.

Sales for 1996 were $76,187, an increase of $15,512 or 25.6%, primarily as a result of the consolidation of Mercom for a full year in 1996 as compared to five months in 1995. Mercom accounts for $9,648 of the increase in sales over the same period in 1995. On an annualized basis, Mercom's sales increased approximately $1,600 or 11.7%, of which approximately $1,000 relates to a rate increase implemented in February 1996 and approximately $500 relates to 1,845 additional average subscribers per month in 1996 as compared to 1995. The remaining $5,864 increase in consolidated sales is due primarily to an increase in average subscribers of Cable Michigan of approximately 7,600 and the effects of rate increases of approximately 5.7% in April 1995, which affected 1996 results for a full year, and approximately 12.1% in February 1996. On an annualized basis, the rate increases, excluding Mercom, provide additional basic revenues of approximately $3,700, subject to final decision by the FCC with respect to these rate increases, of which no assurances can be given.

Costs and expenses, excluding depreciation and amortization and management fees, were $40,593 for 1996, an increase of $9,146, or 29.1% as compared to 1995. The increase is primarily due to the consolidation of the financial results of Mercom for a full year in 1996 as compared to five months in 1995, as discussed above. Mercom contributed $6,097 to the increase in costs and expenses in 1996.

On an annualized basis, Mercom's costs and expenses, excluding depreciation and amortization, increased approximately $1,200 or 13.5%. Programming, franchise and other variable costs increased approximately $775. This increase is directly related to costs associated with subscriber growth, increased programming rates on existing channels and new basic channels added during the year. Operating, marketing and other fixed system costs increased by $423.
This increase is primarily due to salaries and benefits, costs associated with maintaining a larger subscriber base and a concentration on customer service initiatives. The remaining increase in costs and expenses, excluding depreciation and amortization, is primarily due to higher programming expense of Cable Michigan due to license fees increases, subscriber growth and channel additions.

Depreciation and amortization was $31,427 in 1996, an increase of $6,273, or 24.9% as compared to 1995. The increase is attributable to the securing of a majority voting interest in Mercom in August 1995. Mercom's financial results have been consolidated since that time resulting in an increase in depreciation and amortization of approximately $5,800 for the twelve months in 1996 as compared to the five months in 1995.

Interest expense was $15,179 in 1996, a decrease of approximately $800, or 5% as compared to 1995, due to a combination of lower average outstanding borrowings and lower average interest rates.

The Company acquired a majority voting interest in Mercom in August 1995 pursuant to a common stock rights offering. Immediately prior to the rights offering, the Company had a 43.63% interest in Mercom and accounted for its investment under the equity method. Following the rights offering, the Company has a 61.92% interest in Mercom and has consolidated Mercom in its financial statements since August 1995. As a result, for 1995, minority interest in the income of Mercom was ($186) while for 1996, minority interest in the loss of Mercom was $1,151.

The Company's effective income tax rate was (34.7%) in 1995 and (40.9%) in 1996. For an analysis of the change in income taxes, see the reconciliation of the effective income tax rate in Note 6 to the Consolidated Financial Statements.

Liquidity and Capital Resources

During 1997, the Company incurred $128,000 of newly issued third party debt and repaid approximately $110,000 of the total amount of outstanding intercompany notes payable owed to C-TEC Cable Systems, Inc., which is an RCN subsidiary. The remaining amount of outstanding intercompany indebtedness of the Company of approximately $30,731 was treated as a capital contribution to the Company. In addition, the Company assumed approximately $15,000 of CTE indebtedness, which is collateralized by the 62% interest in Mercom in connection with CTE's contribution of its investment in Mercom to the Company. Cable Michigan, Inc. (the parent company) assumed all of the bank's interest in Mercom's Term Credit Agreement (approximately $14,000). Immediately after the assumption of the Term Credit Agreement by Cable Michigan, Inc., the Term Credit Agreement was amended and restated (see Note 7).

The Company has generated operating income before depreciation and amortization of $33,117, $32,096 and $25,926 for the years ended December 31, 1997, 1996 and
1995, respectively. The Company currently anticipates that capital expenditures in respect of system upgrades will be approximately $22,300 during 1998 and approximately $19,300 during 1999. Additional capital expenditures in respect of plant expansion and maintenance of $7,800 and $5,700 are expected to be incurred in 1998 and 1999, respectively. The Company believes that cash flow generated by operations, cash balances on hand and, if necessary, borrowings, will enable the Company to fund its capital expenditure requirements and to make scheduled payments of principal and interest on indebtedness, but there can be no assurance in the regard. The Company has $37,000 of credit availability under its Revolving Credit Facility (Note 7) at December 31, 1997.

For the year ended December 31, 1997, the Company's net cash provided by operating activities was $18,344 comprised primarily of a net loss of $4,358 adjusted by non-cash depreciation and amortization of $32,082, other non-cash items totaling ($4,096) and working capital changes of ($4,570). Net cash used in investing activities of $10,009 consisted primarily of additions to property, plant and equipment of $14,041, partially offset by proceeds from the sale of Port St. Lucie of $3,496. Net cash provided by financing activities of $5,587 consisted of the issuance of long-term debt of $128,000 and transfers from CTE of $12,500, substantially offset by a change in affiliate notes of ($116,836) and redemption of long-term debt of $17,430.

For the year ended December 31, 1996, the Company generated cash from operating activities of $27,817, comprised principally of a net loss of $8,256 adjusted for non-cash depreciation and amortization of $31,427, other non-cash items of $2,099 and working capital changes of $2,393. Net cash used in investing activities was $9,215, comprised principally of capital expenditures of $9,605. Net cash used in financing activities was $18,334, comprised of a decrease in affiliate notes of $16,834 and principal payments on long-term debt of $1,500.

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

The rate regulation provisions of the 1992 Act have not had a materially adverse effect on the Company's financial condition and results of operations. With the passage of the 1996 Act, all cable systems rates are deregulated as effective competition enters the franchise area, or by March 31, 1999, whichever comes first. The Company anticipates that certain provisions of the 1992 Act that do not relate to rate regulation, such as the provisions relating to retransmission consent and customer service standards, will reduce the future operating margins of the Company.

Over the last several years, the Company has received complaints related to its FCC rate filings. Although the Company believes that its rates are justified, according to the rules and regulations established by the FCC, the Company believes that it has adequately reserved for any exposures related to these rate proceedings.

Impact of the Year 2000 Issue

The Company has certain financial, administrative and operational systems which are subject to Year 2000 exposures. The Company has performed a study to identify those specific systems which require remediation and developed a plan to correct such situations in a timely fashion. The Company's plan is proceeding on target. The plan includes ensuring that those systems for which the Company is dependent on external vendors, such as certain billing systems, will be Year 2000 compliant by the end of 1999 based on the status of external vendors' remediation efforts. For those internal systems that require corrective action, the Company has contracted with its information systems services provider to rewrite the relevant programming code. Finally, the Company is well along on a conversion of its suite of financial systems to a state-of-the-art Oracle system. Such system is expected to ensure Year 2000 compliance in financial applications, enable the Company to process and report its financial transactions more efficiently and provide a greater level of detailed information to facilitate management's analysis which is critical to its business decisions.

The Company is employing a team approach across its MIS, financial and operational groups in addressing the above issues, as well as utilizing the assistance of external consultants in the case of the Oracle implementation. Such team approach facilitates a consistent progress along plans without disruption of other areas of the business.

There is no assurance that the Company's plans will continue to progress as
intended.   The Company estimates that its cost of Year 2000 remediation will not be material.

CABLE MICHIGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)

                                                                                 For the Years Ended December 31,
                                                                                    1997       1996       1995
                                                                                    ----       ----       ----
Sales                                                                            $81,299    $76,187    $60,675
Costs and expenses, excluding management fees and                                 44,467     40,593     31,447
 depreciation and amortization
Management fees                                                                    3,715      3,498      3,302
Depreciation and amortization                                                     32,082     31,427     25,154
                                                                                 -------    -------    -------
Operating income                                                                   1,035        669        772
Interest income                                                                      358        127         55
Interest expense                                                                 (11,751)   (15,179)   (15,973)
Gain on sale of Florida cable system                                               2,571          -          -
Other (expense), net                                                                (738)      (736)      (363)
                                                                                 -------    -------    -------
(Loss) before income taxes                                                        (8,525)   (15,119)   (15,509)
(Benefit) from income taxes                                                       (4,114)    (5,712)    (5,590)
                                                                                 -------    -------    -------
(Loss) before minority interest and equity in
 unconsolidated entities                                                          (4,411)    (9,407)    (9,919)
Equity in (loss) of unconsolidated entities                                            -          -       (396)
Minority interest in loss (income) of consolidated entity                             53      1,151       (186)
                                                                                 -------    -------    -------
Net (loss)                                                                      ($ 4,358)  ($ 8,256)  ($10,501)
                                                                                 =======    =======    =======
Basic earnings per average common share:
Net (loss) to shareholders                                                        ($0.63)    ($1.20)    ($1.53)
Average common shares outstanding                                              6,870,528  6,864,799  6,861,292

Diluted earnings per average common share:
Net (loss) to shareholders                                                        ($0.63)    ($1.20)    ($1.53)
Average common shares and common stock equivalents outstanding                 6,870,528  6,864,799  6,861,292

See accompanying notes to Consolidated Financial Statements.

CABLE MICHIGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                                                                  December 31,
                                                                                 1997       1996
                                                                              --------------------
ASSETS
  Cash and temporary cash investments                                         $ 17,219    $  3,297
  Accounts receivable, net of reserve for
    doubtful accounts of $541 in 1997 and $579 in 1996                           3,644       3,884
  Prepayments and other                                                            663         518
  Accounts receivable from related parties                                         166       1,716
  Deferred income taxes                                                          1,006         974
  Property, plant and equipment, net of accumulated depreciation
     of $94,174 in 1997 and $80,325 in 1996                                     73,836      77,792
  Intangible assets, net                                                        45,260      60,956
  Deferred charges and other assets                                                803          63
                                                                              --------------------
Total assets                                                                  $142,597    $149,200
                                                                              ====================

LIABILITIES AND SHAREHOLDERS' DEFICIT
  Liabilities
  Current maturities of long-term debt                                        $      -    $  1,750
  Accounts payable                                                               5,564       3,337
  Advance billings and customer deposits                                         2,242       2,113
  Accrued taxes                                                                    167         228
  Accrued cable programming expense                                              2,720       1,811
  Accrued litigation costs                                                       1,450       2,150
  Accrued expenses                                                               2,928       3,092
  Accounts payable to related parties                                            1,560       9,861
  Long-term debt                                                               143,000      15,680
  Notes payable - affiliates                                                         -     147,567
  Deferred income taxes                                                         22,197      26,656
                                                                              --------------------
Total liabilities                                                              181,828     214,245
Minority interest                                                               14,643      14,696
Commitments and contingencies
Preferred Stock                                                                      -           -
Common shareholders' deficit                                                   (53,874)    (79,741)
                                                                              --------------------

Total Liabilities and Shareholders' Deficit                                   $142,597    $149,200
                                                                              ====================

See accompanying notes to Consolidated Financial Statements.

CABLE MICHIGAN, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                                                               For the years ended December 31,
                                                                                          ------------------------------------------
                                                                                             1997          1996         1995
                                                                                          ------------------------------------------
Cash Flows from Operating Activities
  Net (loss)                                                                             $  (4,358)     $ (8,256)     $(10,501)
  Gain on pension curtailment/settlement                                                         -          (855)            -
  Depreciation and amortization                                                             32,082        31,427        25,154
  Deferred income taxes and investment tax credits, net                                     (4,359)          988        (4,853)
  Provision for losses on accounts receivable                                                  826           843           747
  Gain on sale of Florida cable operations                                                  (2,571)            -             -
  Equity in loss of unconsolidated entitites                                                     -             -           396
  (Decrease) increase in minority interest                                                     (53)       (1,151)          186
  Other non-cash items                                                                       1,914         2,274         2,147
  Net change in certain assets and liabilities, net of business acquisitions:
    Accounts receivable and unbilled revenues                                                 (617)       (1,226)       (1,208)
    Accounts payable                                                                         2,234         1,365        (1,682)
    Accrued expenses                                                                           580           125          (495)
    Accrued taxes                                                                               61           (99)       (9,020)
    Accounts receivable from related parties                                                 1,549           567           499
    Accounts payable to related parties                                                     (8,300)        1,314        (1,082)
    Other, net                                                                                  70          347            19
  Other                                                                                       (714)          154             4
                                                                                         ---------      --------      --------
Net cash provided by operating activitites                                                  18,344        27,817           311
                                                                                         ---------      --------      --------
Cash Flows from Investing Activities
  Additions to property, plant and equipment                                               (14,041)       (9,605)      (11,207)
  Acquisitions, net of cash acquired                                                           (24)            -        (2,445)
  Proceeds from sale of Florida cable operations                                             3,496             -             -
  Other                                                                                        560           390           307
                                                                                         ---------      --------      --------
Net cash used in investing activities                                                      (10,009)       (9,215)      (13,345)
                                                                                         ---------      --------      --------
Cash Flows from Financing Activities
  Issuance of long-term debt                                                               128,000             -             -
  Redemption of long-term debt                                                             (17,430)       (1,500)       (5,763)
  Proceeds from the issuance of common stock                                                     -             -         8,256
  Transfers from CTE                                                                        12,500             -         4,615
  Change in affiliate notes, net                                                          (116,836)      (16,834)        7,885
  Payments made for debt financing costs                                                      (647)            -             -
                                                                                         ---------      --------      --------
Net cash (used in) provided by financing activities                                          5,587       (18,334)       14,993
Net increase in cash and temporary cash investments                                         13,922           268         1,959
Cash and temporary cash investments at beginning of year                                     3,297         3,029         1,070
                                                                                         ---------      --------      --------
Cash and temporary cash investments at end of year                                       $  17,219      $  3,297      $  3,029
                                                                                         =========      ========      ========

See accompanying notes to Consolidated Financial Statements.

CABLE MICHIGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                                            For the Years Ended December 31,
Supplemental disclosures of cash flow information                            1997           1996       1995
Cash paid during the year for:
  Interest                                                                $11,400        $15,199    $15,849
  Income taxes                                                               $370            $29          -

Supplemental Schedule of Non-cash Investing and Financing Activities:

In September 1997, in connection with the transfer of CTE's investment in Mercom to the Company, the Company assumed CTE's $15,000 Term Credit Facility.

In 1995, C-TEC acquired an additional 18.29% of the outstanding Common Stock of Mercom, Inc. for cash of $6,912. The acquisition, along with C-TEC's previous investment of 43.63% outstanding Common Stock, was accounted for as a purchase. A summary of the acquisition is as follows:

Capital contribution by stockholder                              $6,912
Liabilities assumed                                              38,054
Deferred tax liability incurred                                  16,044
Reduction of equity-method investment                             2,511
Minority interest recognized                                     15,680
                                                                -------
Fair value of assets acquired                                   $79,201
                                                                =======

Certain intercompany accounts receivable and payable and intercompany note balances were transferred to shareholders' net investment in connection with the Distribution.

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
             For the Years Ended December 31, 1997, 1996 and 1995
                            (Dollars in Thousands)


                                                         Common                                                        Total
                                                         Shares        Common                     Shareholder's     Shareholders'
                                                      Outstanding      Stock       Deficit       Net Investment       Deficit
Balance, December 31, 1994                               1,000        $     1       $    -          ($76,933)         ($76,932)
  Net loss                                                                                           (10,501)          (10,501)
  Transfers from (to) CTE                                                                             13,676            13,676
                                                     ---------        -------     --------        ----------         ---------
Balance, December 31, 1995                               1,000              1            -           (73,758)          (73,757)
  Net loss                                                                                            (8,256)           (8,256)
  Transfers from (to) CTE                                                                              2,272             2,272
                                                     ---------        -------     --------        ----------         ---------
Balance, December 31, 1996                               1,000              1            -           (79,742)          (79,741)
  Net loss from 1/1/97 through 9/30/97                                                                (3,251)           (3,251)
  Net loss from 10/1/97 through 12/31/97                                            (1,107)                             (1,107)
  Transfers from RCN Corporation                                                                      30,225            30,225
  Common stock issued in connection                  6,870,165          6,870      (59,638)           52,768                 -
    with the distribution
                                                     ---------        -------     --------        ----------         ---------
Balance, December 31, 1997                           6,871,165        $ 6,871     ($60,745)       $        -          ($53,874)
                                                     =========        =======     ========        ==========         =========

                             CABLE MICHIGAN, INC.
                    NOTES CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars In Thousands Except Per Share Data)

1.   BACKGROUND AND BASIS OF PRESENTATION

Prior to September 30, 1997, the Company was operated as part of C-TEC Corporation ("C-TEC"). On September 30, 1997, C-TEC distributed 100 percent of the outstanding shares of common stock of its wholly owned subsidiaries, RCN Corporation ("RCN") and Cable Michigan, Inc. ("Cable Michigan") to holders of record of C-TEC's Common Stock and C-TEC's Class B Common Stock as of the close of business on September 19, 1997 (the "Distribution") in accordance with the terms of the Distribution Agreement dated September 5, 1997 among C-TEC, RCN and Cable Michigan. Cable Michigan consists of C-TEC's Michigan cable operations, including its 62% ownership in Mercom, Inc. In connection with the Distribution, C-TEC changed its name to Commonwealth Telephone Enterprises, Inc. ("CTE"). RCN consists primarily of C-TEC's bundled residential voice, video and Internet access operations in the Boston to Washington, D.C. corridor, its existing New York, New Jersey and Pennsylvania cable television operations, a portion of its long distance operations and its international investment in Megacable, S.A. de C.V.

The consolidated financial statements have been prepared using the historical basis of assets and liabilities and historical results of operations of all wholly and majority owned subsidiaries. However, the historical financial information presented herein reflects periods during which the Company did not operate as an independent company and accordingly, certain assumptions were made in preparing such financial information. Such information, therefore, may not necessarily reflect the results of operations, financial condition or cash flows of the Company in the future or what they would have been had the Company been an independent, public company during the reporting periods. All material intercompany transactions and balances have been eliminated.

RCN's corporate services group has historically provided substantial support services such as finance, cash management, legal, human resources, insurance and risk management. Prior to the Distribution, the corporate office of C-TEC allocated the cost for these services pro rata among the business units supported primarily based on assets; contribution to consolidated earnings before interest, depreciation, amortization, and income taxes; and number of employees. In the opinion of management, the method of allocating these costs is reasonable; however, such costs are not necessarily indicative of the costs that would have been incurred by the Company on a stand-alone basis.

CTE, RCN and Cable Michigan have entered into certain agreements providing for the Distribution, and governing various ongoing relationships, including the provision of support services between the three companies, including a distribution agreement and a tax-sharing agreement.

The fee per year for support services from RCN will be 4.0% of the revenues of Cable Michigan plus a direct allocation of certain consolidated cable administration functions of RCN. The direct charge for customer service along with the billing service and the cable guide service will be a pro rata share (based on subscribers) of the expenses incurred by RCN to provide such customer service and to provide such billing and cable guide service for all relevant members of the RCN Group and all relevant members of the Cable Michigan Group.

CTE has agreed to provide or cause to be provided to RCN and Cable Michigan certain financial data processing services for a transitional period after the Distribution. The fees for such services will be an allocated portion (based on relative usage) of the cost incurred by CTE to provide such financial data processing services to all three groups.

In addition, RCN has agreed to obtain programming from third party suppliers for Cable Michigan, the costs of which will be reimbursed to RCN by Cable Michigan. In those circumstances where RCN purchases third party programming on behalf of both RCN and Cable Michigan, such costs will be shared by each Company on a pro rata basis based on each Company's number of subscribers.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of financial statements in conformity with
----------------
generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Temporary Cash Investments - For purposes of reporting cash flows, the
-----------------------------------
Company considers all highly liquid investments purchased with an original maturity of three months or less to be temporary cash investments. Temporary cash investments are stated at cost, which approximates market.

Property, Plant and Equipment and Depreciation - Property, plant and equipment
----------------------------------------------
reflects the original cost of acquisition or construction, including payroll and related costs such as taxes, pensions and other fringe benefits, and certain general administrative costs.

Depreciation on cable plant is provided on the straight-line method based on the useful lives of the various classes of depreciable property. The average estimated lives of depreciable cable plant are:

Buildings.................................................. 12 to 25 years
Cable Television Distribution Equipment.................... 8.5 to 12 years
Vehicles................................................... 5 years
Other Equipment............................................ 12 years

Maintenance and repair costs are charged to expense as incurred. Major replacements and betterments are capitalized. Gain or loss is recognized on retirements and dispositions.

Intangible Assets - Intangible assets are amortized on a straight-line basis
-----------------
over the expected period of benefit ranging from 5 to 19.3 years. Intangible assets include cable television franchises. The cable television systems owned or managed by the Company are constructed and operated under fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") that are generally non-exclusive and are granted by local governmental authorities. The provisions of these local franchises are subject to federal regulation. Costs incurred to obtain or renew franchises are capitalized and amortized over the term of the applicable franchise agreement.

Accounting for Impairments - The Company follows the provisions of  Statement of
--------------------------
Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121").

SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the net future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected net future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles expected to be held and used is based on the fair value of the asset.

No impairment losses have been recognized by the Company pursuant to SFAS 121.

Revenue Recognition - Revenues from cable programming services are recorded in
-------------------
the month the service is provided.

Advertising Expense - Advertising costs are expensed as incurred.  Advertising
-------------------
expense charged to operations was $560, $514 and $574 in 1997, 1996 and 1995, respectively.

Stock-Based Compensation - The Company applies Accounting Principles Board
------------------------
Opinion No. 25 - "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock plans. The Company has adopted the disclosure - only provisions of Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation" ("SFAS 123").

Earnings (loss) per share - The Company has adopted statement of Financial
-------------------------
Accounting Standards No. 128 - "Earnings Per Share" ("SFAS 128"). Basic earnings
(loss) per share is computed based on net income (loss) divided by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings (loss) per share is computed based on net income (loss) divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of stock options during periods in which the Company incurs a loss from continuing operations is not assumed since the effect is anti-dilutive. The number of stock options which would have been converted in 1997 and had a dilutive effect if the Company had income from continuing operations is 55,602.

For periods prior to October 1, 1997, during which the Company was a wholly owned subsidiary of C-TEC, earnings (loss) per share was calculated by dividing net income (loss) by one-fourth the average common shares of C-TEC outstanding, based upon a distribution ratio of one share of Company common stock for each four shares of C-TEC common equity owned.

                                               Years Ended December 31,
                                              1997       1996       1995
                                              ----       ----       ----
Net loss                                      $(4,358)   $(8,256)   $(10,501)

Basic earnings per average common share:
Average shares outstanding                   6,870,528  6,864,799   6,861,292

(Loss) per average common share                $(0.63)    $(1.20)     $(1.53)

Diluted earnings per average common share:
Average shares outstanding                   6,870,528  6,864,799   6,861,292

Dilutive shares resulting from stock options         -          -           -
                                             ---------  ---------   ---------
                                             6,870,528  6,864,799   6,861,292
                                             =========  =========   =========

(Loss) per average common share                $(0.63)    $(1.20)     $(1.53)


Income Taxes - Cable Michigan, Inc. and Mercom file separate consolidated
------------
federal income tax returns. Prior to the Distribution, income tax expense was allocated to C-TEC's subsidiaries on a separate return basis except that C-TEC's subsidiaries receive benefit for the utilization of net operating losses and investment tax credits included in the consolidated tax return even if such losses and credits could not have been used on a separate return basis. The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes". The statement requires the use of an asset and liability approach for financial reporting purposes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial reporting basis and tax basis of assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

3.  BUSINESS COMBINATION AND DISPOSITIONS

Pursuant to a common stock rights offering, C-TEC, through a wholly-owned subsidiary, acquired majority voting control of Mercom, Inc. ("Mercom") in August 1995 through the exercise of stock rights and oversubscription privileges. Immediately prior to the rights offering, C-TEC owned 43.63% of the outstanding common stock of Mercom. C-TEC purchased a total of 1,920,000 shares of common stock through the rights offering for an aggregate consideration of $6,912. The rights offering concluded on August 10, 1995. Following the purchase, C-TEC owned 61.92% of the outstanding common stock of Mercom and, accordingly, consolidated Mercom in its financial statements since August 1995. Prior to the rights offering, C-TEC accounted for its 43.63% ownership interest under the equity method of accounting. The acquisition has been accounted for as a purchase. C-TEC's investment in Mercom was transferred to the Company in connection with the Distribution.

In July 1997, Mercom sold its cable system in Port St. Lucie, Florida for cash of approximately $3,500. The Company realized a pretax gain of $2,571 on the transaction.


4.  PROPERTY, PLANT AND EQUIPMENT

                                                    1997        1996
                                                    ----        ----
Leasehold improvements................          $    156    $    170
Cable plant...........................           158,655     149,434
Buildings and land....................             2,837       2,733
Furniture, fixtures and vehicles......             5,372       4,982
Construction in process...............               990         798
                                                --------    --------
Total property, plant and equipment...           168,010     158,117
Less accumulated depreciation.........           (94,174)    (80,325)
                                                --------    --------
Property, plant and equipment, net....          $ 73,836    $ 77,792
                                                ========    ========

Depreciation expense was $16,431, $15,728 and $12,115 for the years ended December 31, 1997, 1996 and 1995, respectively.

5.  INTANGIBLE ASSETS

Intangible assets consist of the following at December 31:

                             Amortization
                               Period         1997        1996
                           --------------   ---------   ---------
Franchises..............   6.8-19.3 years   $ 91,437    $ 91,572
Subscriber lists........       19.3 years     43,452      43,427
Noncompete agreements...          5 years        473         473
Goodwill................       9-10 years      3,990       3,990
Other...................   5.0-19.3 years      1,729       1,772
                                            --------    --------
Total...................                     141,081     141,234
Less accumulated
  amortization..........                     (95,821)    (80,278)
                                            --------    --------
Intangible assets, net..                    $ 45,260    $ 60,956
                                            ========    ========

Amortization expense charged to operations in 1997, 1996 and 1995 was $15,651, $15,699 and $13,039, respectively.

During 1996, Cable Michigan removed from its balance sheet noncompete agreements which had an original cost of $70,696 and which were fully amortized.

6.  INCOME TAXES

The income tax provision (benefit) in the accompanying consolidated financial statements of operations is comprised of the following:

                                        1997        1996       1995
                                      ---------   --------   ---------
Current:
Federal............................    $   245    $(6,700)    $  (737)
State..............................          -          -           -
                                       -------    -------     -------
  Total Current....................        245     (6,700)       (737)
                                       -------    -------     -------
Deferred:
Federal............................     (4,359)       988      (4,853)
State..............................          -          -           -
                                       -------    -------     -------
  Total Deferred...................     (4,359)       988      (4,853)
                                       -------    -------     -------
Total (benefit) for income taxes...    $(4,114)   $(5,712)    $(5,590)
                                       =======    =======     =======

The benefit for income taxes is different from the amounts computed by applying the U.S. statutory federal tax rate of 34% for 1997 and 35% for 1996 and 1995. The differences are as follows:

                                                         1997        1996        1995
                                                       ---------   ---------   ---------
(Loss) before (benefit) for income taxes............    $(8,525)   $(15,119)   $(15,509)
                                                        =======    ========    ========
Federal tax (benefit) at statutory rates............    $(2,899)   $ (5,307)   $ (5,434)
State income taxes..................................          -           -           -
Goodwill............................................        171         175         176
Increase (decrease) in valuation allowance..........     (1,190)       (518)       (255)
IRS Audit Adjustment................................          -           -        (132)
Adjustment to prior year amortization...............          -           -          28
Nondeductible expenses..............................        147           -           -
Benefit of rate differential applied to reversing
  timing differences................................       (424)          -           -
Other, net..........................................         81         (62)         27
                                                        -------    --------    --------
(Benefit) for income taxes..........................    $(4,114)   $ (5,712)   $ (5,590)
                                                        =======    ========    ========

In 1995, C-TEC Corporation, the parent company, received official notification of final settlement from the Internal Revenue Service relating to the examination of C-TEC's consolidated federal income tax returns for 1989, 1990 and 1991. The most significant adjustment relates to the disallowance of the claimed amortization of certain intangible assets. As a result of this disallowance, Cable Michigan's taxes payable for prior years increased approximately $4,000, net operating loss carryforwards were reduced by approximately $24,000 and AMT credits were increased by approximately $5,000. Additionally, interest of $900 was payable. The amount accrued in previous years was sufficient to satisfy the above adjustment. No additional accrual during 1995 was required.

Mercom, which files a separate consolidated income tax return, has the following net operating losses available:

                                 Tax Net
                                Operating   Expiration
                        Year     Losses       Date
                        ----     ------       ----
                        1991     $  329       2006
                        1992     $1,628       2007
                        1995     $2,713       2010

In the current year, Mercom was liable for Federal Alternative Minimum Tax
(AMT). At December 31, 1997, the cumulative minimum tax credits are $141. This amount can be carried forward indefinitely to reduce regular tax liabilities that exceed AMT in future years.

Temporary differences that give rise to significant portion of deferred tax assets and liabilities at December 31 are as follows:

                                       1997        1996
                                       ----        ----
NOL carryforwards.................   $  1,588    $  3,532
Alternative minimum tax credits...        141          39
Reserves..........................        753         828
Other, net........................        230         158
                                     --------    --------
Total deferred assets.............      2,712       4,557
                                     --------    --------
Property, plant and equipment.....    (11,940)    (15,354)
Intangible assets.................    (11,963)    (13,623)
                                     --------    --------
Total deferred liabilities........    (23,903)    (28,977)
                                     --------    --------
Sub total.........................    (21,191)    (24,420)
Valuation allowance...............          -      (1,262)
                                     --------    --------
Total deferred taxes..............   $(21,191)   $(25,682)
                                     ========    ========

In the opinion of management, based on the future reversal of taxable temporary differences, primarily depreciation and amortization, the Company will more likely than not be able to realize all of its deferred tax assets. As a result, the net change in the valuation allowance for deferred tax assets during 1997 was a decrease of $1,262, of which $72 related to Mercom of Florida.

Due to the sale of Mercom of Florida, the Company's deferred tax liabilities decreased by $132.

7. DEBT

Long-term debt outstanding at December 31 is as follows:

                                 1997      1996
                                 ----      ----
Term Credit Facility........   $100,000         -
Revolving Credit Facility...     28,000         -
Term Loan...................     15,000         -
Term Credit Agreement.......          -    17,430
                               --------   -------
Total.......................    143,000    17,430
Due within one year.........          -     1,750
                               --------   -------
Total Long-Term Debt........   $143,000   $15,680
                               ========   =======

The Company has in place two secured credit facilities (the "Credit Facilities") pursuant to a single credit agreement with a group of lenders for which First Union National Bank acts as agent (the "Credit Agreement"), which was effective as of July 1, 1997. The first is a five-year revolving credit facility in the amount of $65,000 (the "Revolving Credit Facility"). The second is an eight-year term credit facility in the amount of $100,000 (the "Term Credit Facility").

The interest rate on the Credit Facilities will be, at the election of the Company, based on either a LIBOR or a Base Rate option (6.6% at December 31,1997) (each as defined in the Credit Agreement).

The entire amount of the Term Credit Facility has been drawn and as of December 31, 1997, $100,000 of the principal was outstanding thereunder. The entire amount of the Revolving Credit Facility is available to the Company until June 30, 2002. As of December 31, 1997, $28,000 of principal was outstanding thereunder. Revolving loans may be repaid and reborrowed from time to time.

The Term Credit Facility is payable over six years in quarterly installments, from September 30, 1999 through June 30, 2005. Interest only is due through June 1999. The credit agreement is currently unsecured.

The Credit Agreement contains restrictive covenants which, among other things, require the Company to maintain certain debt to cash flow, interest coverage and fixed charge coverage ratios and place certain limitations on additional debt and investments. The Company does not believe that these covenants will materially restrict its activities.

On September 30, 1997, the Company assumed all obligations of CTE under a $15 million credit facility extended by a separate group of lenders for which First Union National Bank also acts as agent (the "$15 Million Facility"). The $15 Million Facility matures in a single installment on June 30, 1999 and is collateralized by a first priority pledge of all shares of Mercom owned by the Company. The $15 Million Facility has interest rate provisions (6.56% at December 31,1997), covenants and events of default substantially the same as the Credit Facilities.

Contractual maturities of long-term debt are as follows:

                                   Aggregate
                            Year    Amounts
                            ----   ---------
                            1998          -
                            1999     20,000
                            2000     11,250
                            2001     13,750
                            2002     58,401

In November 1989, Mercom entered into a term credit agreement with a bank. In addition, Mercom entered into a revolving credit facility in August 1995 of $2,000 with an initial maturity of August 1996, which was amended and extended to August 1997. In August 1997, the revolving credit agreement expired. Mercom had no borrowings under the revolving credit agreement in 1996 or 1997.

The term credit agreement was amended several times in order to, among other things, increase borrowings thereunder and to restructure the amortization schedule of the principal repayments.

On September 29, 1997, the Company purchased and assumed all of the bank's interest in the term credit agreement and the note issued thereunder. As of such date, $14,151 of principal was outstanding. Immediately after the purchase, the term credit agreement was amended in order to, among other things, provide for less restrictive financial covenants, eliminate mandatory amortization of principal and provide for a bullet maturity of principal on December 31, 2002, and remove the change of control event of default. Mercom's borrowings under the term credit agreement contain pricing and security provisions substantially the same as those in place prior to the purchase of the loan. The borrowings are secured by a pledge of the stock of Mercom's subsidiaries and a first lien on certain of the assets of Mercom and its subsidiaries, including inventory, equipment and receivables.

At December 31, 1997 Mercom was in compliance with all covenants under the term credit agreement, including the covenants requiring Mercom to maintain a certain debt to cash and interest coverage ratio. The borrowings under the term credit agreement are eliminated in the Company's consolidated balance sheet.

8.  COMMON STOCK RIGHTS OFFERING

On August 10, 1995, Mercom completed the issuance of 2,393,530 shares of common stock through a rights offering, resulting in net proceeds, after deducting issuance costs, of approximately $8,200. Shareholders of record at the close of business on July 20, 1995 were entitled to one non-transferable right for every share of common stock held. Rights holders were able to purchase for a price of $3.60 per share, one share of common stock for each right held.

Mercom utilized a portion of the proceeds received from the rights offering to repay $5,070 of outstanding indebtedness to its lender and repay $2,287 of outstanding indebtedness to C-TEC under two demand notes. The remaining proceeds were used for general corporate purposes, including capital expenditures.

9.  COMMON STOCK AND STOCK PLANS

The Company has authorized 25,000,000 shares of $1 par value common stock, and 50,000,000 shares of $1 par value Class B common stock. The Company also has authorized 10,000,000 shares of $1 par value preferred stock. At December 31, 1997, 6,871,165 common shares are issued and outstanding.

In connection with the Distribution, the Company Board adopted the Cable Michigan, Inc. 1997 Equity Incentive Plan (the "1997 Plan"), designed to provide equity based compensation opportunities to key employees when shareholders of the Company have received a corresponding benefit through appreciation in the value of Cable Michigan Common Stock.

The 1997 Plan contemplates the issuance of incentive stock options, as well as stock options that are not designated as incentive stock options, performance-based stock options, stock appreciation rights, performance share units, restricted stock, phantom stock units and other stock-based awards (collectively, "Awards"). Up to 300,000 shares of Common Stock, plus shares of Common Stock issuable in connection with the Distribution related option adjustments, may be issued pursuant to Awards granted under the 1997 Plan.

All employees and outside consultants to the Company and any of its subsidiaries and all Directors of the Company who are not also employees of the Company are eligible to receive discretionary Awards under the 1997 Plan.

Unless earlier terminated by the Company Board, the 1997 Plan will expire on the 10th anniversary of the Distribution. The Company Board or the Compensation Committee may, at any time, or from time to time, amend or suspend and, if suspended, reinstate, the 1997 Plan in whole or in part.

Prior to the Distribution, certain employees of Cable Michigan were granted stock option awards under C-TEC's stock option plans. In connection with the Distribution, 380,013 options covering Common Stock were issued. Each C-TEC option was adjusted so that each holder would hold options to purchase shares of Commonwealth Telephone Enterprises Common Stock, RCN Common Stock and Cable Michigan Common Stock. The number of shares subject to, and the exercise price of, such options were adjusted to take into account the Distribution and to ensure that the aggregate intrinsic value of the resulting RCN, Cable Michigan and Commonwealth Telephone Enterprises options immediately after the Distribution was equal to the aggregate intrinsic value of the C-TEC options immediately prior to the Distribution.

Information relating to Cable Michigan stock options during 1997 is as follows:


                                                      Weighted
                                                       Average
                                          Number of   Exercise
                                            Shares       Price
                                          --------------------
Outstanding December 31, 1994               178,875
Granted                                     157,125
Exercised                                        --
Canceled                                    (35,000)
                                            -------
Outstanding December 31, 1995               301,000
Granted                                      33,750        8.82
Exercised                                    (7,250)          -
Canceled                                    (35,500)      10.01
                                            -------
Outstanding December 31, 1996               292,000        8.46
Granted                                      88,013        8.82
Exercised                                         -           -
Canceled                                       (375)      10.01
                                            -------
Outstanding December 31, 1997               379,638        8.82
                                            =======
Shares exercisable December 31, 1997        155,125        8.45

The range of exercise prices for options outstanding at December 31, 1997 is $7.47 to $10.06.

No compensation expense related to stock option grants was recorded in 1997 as the option exercise prices were equal to fair market value on the date granted.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black Scholes option pricing model with the following weighted average assumptions for 1997. The fair value for these options was estimated at the date of grant using a Black Scholes option pricing model with weighted average assumptions for dividend yield of 0% for 1997, 1996 and 1995; expected volatility of 38.6% prior to the Distribution and 49.8% subsequent to the Distribution for 1997 39.5% for 1996, and 35.9% for 1995; risk-free interest rate of 6.52%, 5.95% and 6.32% for 1997, 1996 and 1995, respectively, and expected lives of 5 years for 1997, 1996 and 1995.

The weighted-average fair value of options granted during 1997 was $4.19.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and earnings per share were as follows:


                                               1997       1996       1995
                                               --------------------------
Net (Loss) as reported                       ($4,358)   ($8,256)   ($10,501)
Net (Loss) pro forma                         ($4,373)   ($8,256)   ($10,501)
Basic (Loss) per share - as reported          ($0.63)    ($1.20)     ($1.53)
Basic (Loss) per share - pro forma            ($0.64)    ($1.20)     ($1.53)
Diluted (Loss) per share - as reported        ($0.63)    ($1.20)     ($1.53)
Diluted (Loss) per share - pro forma          ($0.64)    ($1.20)     ($1.53)

In November 1996, the C-TEC shareholders approved a stock purchase plan for certain key executives (the "Executive Stock Purchase Plan" or "C-TEC ESPP"). Under the C-TEC ESPP, participants may purchase shares of C-TEC Common Stock in an amount of between 1% and 20% of their annual base compensation and between 1% and 100% of their annual bonus compensation and provided, however, that in no event shall the participant's total contribution exceed 20% of the sum of their annual compensation, as defined by the C-TEC ESPP. Participant's accounts are credited with the number of share units derived by dividing the amount of the participant's contribution by the average price of a share of C-TEC Common Stock at approximately the time such contribution is made. The share units credited to participant's account do not give such participant any rights as a shareholder with respect to, or any rights as a holder or record owner of, any shares of C-TEC Common Stock. Amounts representing share units that have been credited to a participant's account will be distributed, either in a lump sum or in installments, as elected by the participant, following the earlier of the participant's termination of employment with the Company or three calendar years following the date on which the share units were initially credited to the participant's account. It is anticipated that, at the time of distribution, a participant will receive one share of C-TEC Common Stock for each share unit being distributed.

Following the crediting of each share unit to a participant's account, a matching share of Common Stock is issued in the participant's name. Each matching share is subject to forfeiture as provided in the C-TEC ESPP. The issuance of matching shares will be subject to the participant's execution of an escrow agreement. A participant will be deemed to be the holder of, and may exercise all the rights of a record owner of, the matching shares issued to such participant while such matching shares are held in escrow. Shares of restricted C-TEC Common Stock awarded under the C-TEC ESPP and share units awarded under the C-TEC ESPP that relate to C-TEC Common Stock were adjusted so that following the Distribution, each such participant was credited with an aggregate equivalent value of restricted shares of common stock of Commonwealth Telephone Enterprises, the Company and RCN. In September 1997, the Company's Board of Directors approved the Cable Michigan, Inc. Executive Stock Purchase Plan, (the "Cable Michigan ESPP"), with terms substantially the same as the C-TEC ESPP.
The number of shares which may be distributed under the Cable Michigan ESPP as matching shares or in payment of share units is 30,000. At December 31, 1997, 13,198 matching shares have been issued under the Cable Michigan ESPP, none of which are vested.

10. PENSIONS AND EMPLOYEE BENEFITS

Prior to the Distribution, the Company's financial statements reflect the costs experienced for its employees and retirees while included in the C-TEC plans.

Through December 31, 1996, substantially all employees of the Company were included in a trusteed noncontributory defined benefit pension plan, maintained by C-TEC. Upon retirement, employees are provided a monthly pension based on length of service and compensation. C-TEC funds pension costs to the extent necessary to meet the minimum funding requirements of ERISA. Substantially, all employees of C-TEC's Pennsylvania cable television operations (formerly Twin County Trans Video, Inc.) were covered by an underfunded plan which was merged into C-TEC's overfunded plan on February 28, 1996.

The information that follows relates to the entire C-TEC noncontributory defined benefit plan. The components of C-TEC's pension cost are as follows for 1996:

Benefits earned during the year (service cost).............   $ 2,365
Interest cost on projected benefit obligation..............     3,412
Actual return on plan assets...............................    (3,880)
Other components - net.....................................    (1,456)
                                                              -------
Net periodic pension cost..................................   $   441
                                                              =======

The following assumptions were used in the determination of the consolidated projected benefit obligation and net periodic pension cost (credit) for December 31, 1996:


Discount Rate...............................................        7.5%
Expected long-term rate of return on plan assets............        8.0%
Weighted average long-term rate of compensation increases...        6.0%

The Company's allocable share of the consolidated net periodic pension costs (credit), based on the Company's proportionate share of consolidated annualized salaries as of the valuation date, was approximately $10 and $3 for 1996 and 1995, respectively. These amounts are reflected in operating expenses. As discussed below, no pension cost (credit) was recognized in 1997.

In connection with the restructuring, C-TEC completed a comprehensive study of its employee benefit plans in 1996. As a result of this study, effective December 31, 1996, in general, employees of the Company no longer accrue benefits under the defined benefit pension plans and became fully vested in their benefit accrued through that date. C-TEC notified affected participants in December 1996. In December 1996, C-TEC allocated pension plan assets of $6,984 and the related liabilities to a separate plan for employees who no longer accrue benefits after sum distributions. The allocation of assets and liabilities resulted in a curtailment/settlement gain of $4,292. The Company's allocable share of this gain was $855. This gain results primarily from the reduction of the related projected benefit obligation. The curtailed plan has assets in excess of the projected benefit obligation.

The following table sets forth the plans' funded status and amounts recognized in the C-TEC's balance sheet at December 31, 1996:

Plan assets at fair value                                              $ 53,325
  Actuarial present value of benefit obligations:
    Accumulated benefit obligations:
       Vested                                                            32,372
       Nonvested                                                          1,704
                                                                       --------
    Total                                                                34,076
    Effect of increases in compensation                                   6,042
                                                                       --------

Plan assets in excess of (less than) projected benefit obligation        15,207
Unrecognized transition asset                                            (3,463)
Unrecognized prior service cost                                           2,438
Unrecognized net gain                                                   (11,215)
                                                                       --------
Prepaid pension cost                                                   $  2,967
                                                                       ========

C-TEC's pension plan has assets in excess of the accumulated benefit obligation. Plan assets include cash, equity, fixed income securities and pooled funds under management by an insurance company. Plan assets include common stock of C-TEC with a fair value of approximately $5,835 at December 31, 1996.

C-TEC sponsors a 401(k) savings plan covering substantially all employees of the Company who are not covered by collective bargaining agreements. Contributions made by the Company to the 401(k) plan are based on a specific percentage of employee contributions. Contributions charged to expense were $128 and $107 in 1996 and 1995, respectively. Contributions charged to expense in 1997 prior to the Distribution were $107.

In connection with the Distribution, Cable Michigan, Inc. established a qualified saving plan under Section 401(k) of the Code. Contributions charged to expense in 1997 were $53.

The Company provides certain postemployment benefits to former or inactive employees of the Company who are not retirees. These benefits are primarily short-term disability salary continuance. The Company accrues the cost of postemployment benefits over employees' service lives. The Company uses the services of an enrolled actuary to calculate the expense. Prior to the Distribution, C-TEC allocated the cost of these benefits to the Company based on the Company's proportionate share of consolidated annualized salaries. The Company reimbursed C-TEC for its allocable share of the consolidated postemployment benefit cost. The net periodic postemployment benefit cost was approximately $109, $100 and $98 in 1997, 1996 and 1995, respectively.

11.  COMMITMENTS AND CONTINGENCIES

a. Total rental expense, primarily for office space and pole rental, was $908, $984 and $998 for 1997, 1996 and 1995, respectively. At December 31, 1997, rental commitments under noncancelable leases, excluding annual pole rental commitments of approximately $692 that are expected to continue indefinitely, are as follows:

                                                                AGGREGATE
                                               YEAR              AMOUNTS
                                               ----             ---------
                                               1998               $187
                                               1999               $125
                                               2000               $104
                                               2001                $47
                                               2002                $32
                                               Thereafter         $312

b. The Company is subject to the provisions of the Cable Television Consumer Protection and Competition Act of 1992, as amended and the Telecommunications Act of 1996. The Company has either settled challenges or accrued for anticipated exposures related to rate regulation; however, there is no assurance that there will not be further additional challenges to its rates. The 1996 statements of operations include charges aggregating approximately $833 relating to cable rate regulation liabilities. Such charges were not significant in 1997 and 1995.

c. The Company had various purchase commitments at December 31, 1997 related to its 1998 construction budget.

d. In the normal course of business, there are various legal proceedings outstanding. In the opinion of management, these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

e. The Company has agreed to indemnify RCN and C-TEC and their respective subsidiaries against any and all liabilities which arise primarily from or relate primarily to the management or conduct of the business of the Company prior to the effective time of the Distribution. The Company has also agreed to indemnify RCN and C-TEC and their respective subsidiaries against 20% of any liability which arises from or relates to the management or conduct prior to the effective time of the Distribution of the businesses of C-TEC and its subsidiaries and which is not a true C-TEC liability, a true RCN liability or a true Company liability.

The Tax Sharing Agreement, by and among the Company, RCN and C-TEC (the "Tax Sharing Agreement"), governs contingent tax liabilities and benefits, tax contests and other tax matters with respect to tax returns filed with respect to tax periods, in the case of the Company, ending or deemed to end on or before the Distribution Date. Under the Tax Sharing Agreement, Adjustments (as defined in the Tax Sharing Agreement) to taxes that are clearly attributable to the Company group, the RCN group, or the C-TEC group will be borne solely by such group. Adjustments to all other tax liabilities will be borne 50% by C-TEC, 20% by the Company and 30% by RCN.

Notwithstanding the above, if as a result of the acquisition of all or a portion of the capital stock or assets of the Company, the Distribution fails to qualify as a tax-free distribution under Section 355 of the Code, then the Company will be liable for any and all increases in tax attributable thereto.

12.  AFFILIATE AND RELATED PARTY TRANSACTIONS

The Company has the following transactions with affiliates during the years ended December 31, 1997, 1996 and 1995:

                                                      1997     1996      1995
                                                     ------   -------   -------
Corporate office costs allocated to the Company...   $3,715   $ 3,498   $ 3,302
Cable staff and customer service costs
  allocated from RCN Cable........................    3,489     3,577     2,982
Interest expense on affiliate notes...............    8,447    13,952    15,318
Royalty fees charged by CTE.......................      465       585       486
Charges for engineering services..................        -       296     2,169
Other affiliate expenses..........................      171       189       153

At December 31, 1997 and 1996, the Company has accounts receivable from related parties of $166 and $1,716 respectively, for these transactions. At December 31, 1997 and 1996, the Company has accounts payable to related parties of $1,560 and $9,861 respectively, for these transactions.

The Company had a note payable to RCN Corporation of $147,567 at December 31, 1996 primarily related to the acquisition of the Michigan cable operations and its subsequent operations. The Company repaid approximately $110,000 of this note payable in 1997. The remaining balance was transferred to shareholder's net investment in connection with the Distribution.

In the first quarter of 1995, C-TEC loaned $887 to Mercom to enable it to make a principal payment on its Credit Agreement of $887 scheduled for March 31, 1995. C-TEC also loaned Mercom $1,400 in June 1995 to meet its scheduled payment under the Lahey settlement agreement (Note 11). Mercom paid interest in 1995 of $39 to C-TEC in connection with these two demand notes. These demand notes were repaid in August 1995.

13.  OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

The Company places its cash and temporary investments with high credit quality financial institutions. The Company also periodically evaluates the creditworthiness of the institutions with which it invests. The Company does, however, maintain unsecured cash and temporary cash investment balances in excess of federally insured limits.

The Company's trade receivables reflect a customer base centered in the state of Michigan. The Company routinely assesses the financial strength of its customers; as a result, concentrations of credit risk are limited.

14.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

a. The fair value of the revolving credit agreement is considered to be equal to carrying value since the debt re-prices at least every six months and the Company believes that its credit risk has not changed from the time the floating rate debt was borrowed and therefore, would obtain similar rates in the current market.

b. The fair value of the cash and temporary cash investments approximates fair value because of the short maturity of these instruments.

The estimated fair value of the Company's financial instruments are as follows at December 31:

                                                 1997                   1996
                                                 ----                   ----
                                                CARRYING               CARRYING
                                           AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                           ------    ----------    ------    ----------

Financial assets:
  Cash and temporary cash investments      $ 17,219     $ 17,219   $ 3,297      $ 3,297
Financial liabilities:
  Floating rate long-term debt:
    Term Credit Facility                    100,000      100,000         -            -
    Revolving Credit Facility                28,000       28,000         -            -
    $15 Million Facility                     15,000       15,000         -            -
    Term Credit Agreement                         -            -    17,430       17,430

15.  QUARTERLY INFORMATION (Unaudited)

The Company estimated the following quarterly data based on assumptions which it believes are reasonable. The quarterly data may differ from quarterly data subsequently presented in interim financial statements.


                                   FIRST    SECOND     THIRD       FOURTH
1997                              QUARTER   QUARTER    QUARTER     QUARTER
----                              -------   -------    -------     -------
Sales..........................   $19,557   $20,673    $20,682    $ 20,387
Operating income before
 depreciation, amortization,
 and management
 fees..........................   $ 8,940   $ 9,592    $ 9,287    $  9,013
Operating income (loss)........   $   275   $   809      ($118)   $     69
Net (loss).....................       N/A       N/A        N/A     ($1,107)
Net (loss) per average
 Common Share..................       N/A       N/A        N/A      ($0.16)
Common Stock closing price
 High                                 N/A       N/A    $ 18.38    $  23.88
 Low                                  N/A       N/A    $ 17.75    $  19.00

                                   FIRST    SECOND     THIRD       FOURTH
1996                              QUARTER   QUARTER    QUARTER     QUARTER
----                              -------   -------    -------     -------
Sales..........................   $18,340   $19,004    $19,544    $ 19,299
Operating income before
 depreciation, amortization,
 and management
 fees..........................   $ 8,598   $ 8,582    $ 9,003    $  9,411
Operating income (loss)........   $   168     ($372)   $   367    $    506


REPORT OF MANAGEMENT


The integrity and objectivity of the financial information presented in these financial statements is the responsibility of the management of Cable Michigan, Inc.

The financial statements report on management's accountability for Company operations and assets. To this end, management maintains a system of internal controls and procedures designed to provide reasonable assurance that the Company's assets are protected and that all transactions are accounted for in conformity with generally accepted accounting principles. The system includes documented policies and guidelines, augmented by a comprehensive program of internal and independent audits conducted to monitor overall accuracy of financial information and compliance with established procedures.

Coopers & Lybrand, L.L.P., independent accountants, conduct a review of internal accounting controls to the extent required by generally accepted auditing standards and perform such tests and procedures as they deem necessary to arrive at an opinion on the fairness of the financial statements presented herein.

The Board of Directors meets its responsibility for the Company's financial statements through its Audit Committee which is comprised exclusively of directors who are not officers or employees of the Company. The Audit Committee recommends to the Board of Directors the independent auditors for election by the shareholders. The Committee also meets periodically with management and the independent and internal auditors to review accounting, auditing, internal accounting controls and financial reporting matters. As a matter of policy, the internal auditors and the independent auditors periodically meet alone with, and have access to, the Audit Committee.


\s\ Bruce C. Godfrey
--------------------
Executive Vice President
Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of Cable Michigan, Inc.:

We have audited the consolidated financial statements and financial statement schedule of Cable Michigan Inc. and Subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cable Michigan and Subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/S/ Coopers & Lybrand L.L.P.
---------------------------
COOPERS & LYBRAND L.L.P.
2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 13, 1998

                             CABLE MICHIGAN, INC.                    SCHEDULE II
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995
                            (THOUSANDS OF DOLLARS)

                                                               ----------------------
                                                                     ADDITIONS
                                                               ----------------------

                                           BALANCE AT           CHARGED       CHARGED                            BALANCE AT
                                          BEGINNING OF          TO COSTS     TO OTHER                              END OF
DESCRIPTION                                  PERIOD            AND EXPENSE   ACCOUNTS          DEDUCTIONS          PERIOD
-----------                                  ------            -----------   --------          ----------          ------
ALLOWANCE FOR DOUBTFUL ACCOUNTS-
 DEDUCTED FROM ACCOUNTS RECEIVABLE
 IN THE CONSOLIDATED BALANCE SHEETS.

                        1997                 $579                  $826       ($21)               $843              $541
                        1996                 $496                  $843        $23                $783              $579
                        1995                 $344                  $747        $47                $642              $496

ALLOWANCE FOR DEFERRED TAX ASSETS-
 DEDUCTED FROM DEFERRED TAX ASSETS
 IN THE CONSOLIDATED BALANCE SHEETS.

                        1997                $1,262                  $0         $0                $1,262              $0
                        1996                $1,780                  $0         $0                 $518             $1,262
                        1995                  $0                    $0       $2,036               $256             $1,780