Form 10-K/A
period 1997-12-31
CABLE MICHIGAN INC
filed 1998-04-30
CIK 1041855

                                  FORM 10-K/A
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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


                                     NONE

Part III

Item 10.  Directors and Executive Officers of the Registrant

The information required under Item 10 of Part III with respect to the executive officers of the Registrant is set forth at the end of Part I hereof.
Information as of April 1, 1998 for the other current Directors is set forth below:

     Raymond B. Ostroski, 43, has been a director of the Company since September 1997. Mr. Ostroski served as Executive Vice President and General Counsel of Commonwealth Telephone Enterprises from February 1995 to September 1997 and Corporate Secretary of Commonwealth Telephone Enterprises from October 1989 to September 1997. Mr. Ostroski has been a Director of Mercom since May 1994 and was also Executive Vice President and General Counsel of Mercom from February 1995 to September 1997. Mr. Ostroski was Vice President and General Counsel of Commonwealth Telephone Enterprises from December 1990 to February 1995, Vice President and General Counsel of Mercom from December 1991 to February 1995 and Corporate Secretary of Mercom from December 1991 to December 1994.

     David C. Mitchell, 56, has been a Director of the Company since September 1997. Mr. Mitchell is a Director of Commonwealth Telephone Enterprises, a position he has held since 1993. Mr. Mitchell served as President of Rochester Telephone Corporation's Telephone group as well as Corporate Executive Vice President and Director of Rochester Telephone Corporation ("RTC"), now Frontier Corporation. Since 1963, Mr. Mitchell held various positions throughout RTC encompassing virtually all disciplines of the company. Mr. Mitchell is a Director of Lynch Corporation and USN Communications.

     Daniel E. Knowles, 68, has been a Director of the Company since September 1997. Mr. Knowles is a Director of Commonwealth Telephone Enterprises, a position he has held since 1995. Mr. Knowles has been President of Cambridge Human Resources since 1989. He served as Vice President of Personnel and Administration, Grumman Corporation, from 1963 to 1989.

     Frank M. Henry, 64, has been a Director of the Company since September 1997. Mr. Henry is a Director of Commonwealth Telephone Enterprises, a position he has held since 1980. Mr. Henry has been Chairman, Frank Martz Coach Company since 1995 and President of Frank Martz Coach Company from 1964 to 1995. He has also been President, Gold Line, Inc., since 1975 and is a member of the Board of Directors of First Union Corporation.

Elected to the Board April 14, 1998

     R. Douglas Bradbury, 48, is currently Executive Vice President, Chief Financial Officer of Level 3 Communications, Inc.; Mr. Bradbury has previously been Chief Financial Officer (1992-1996), Executive Vice President (1995-1996), Senior Vice President (1992-1995) of MFS Communications Company, Inc.; and Senior Vice President - Corporate Affairs for MFS Telecom, Inc. (1988-1992).

     The Board of Directors is divided into three classes. Raymond B. Ostroski, Bruce C. Godfrey and Daniel E. Knowles are members of Class I whose term will expire at the 1998 Annual Meeting of Shareholders. Mark Haverkate, David C. Mitchell, and R. Douglas Bradbury are members of Class II with terms expiring in 1999. David C. McCourt, Timothy J. Stoklosa and Frank M. Henry are members of Class III with terms expiring in 2000.

Item 11. Executive Compensation

  Except with respect to the Company's management agreement dated January 1, 1997 (the "Management Agreement"), with Cable Michigan, no executive officer of the Company received any compensation for services rendered on behalf of the Company during the fiscal year ended December 31, 1997. See "Certain Transactions."

  In connection with the Distribution, each C-TEC option held by the Named Executive Officers and all other holders of such options was adjusted so that following the Distribution each such executive officer and other holder holds options to purchase shares of C-TEC Common Stock, RCN Common Stock and Cable Michigan Common Stock, respectively. The number of shares subject to, and the exercise price of, such options was adjusted to take into account the Distribution and to ensure that the aggregate intrinsic value of the resulting RCN, Cable Michigan and C-TEC options immediately after the Distribution was equal to the aggregate intrinsic value of the C-TEC options immediately prior to the Distribution. Information relating to Cable Michigan stock options held by the Named Executive Officers is as follows:

               Cable Michigan Fiscal Year-End Option Values (1)

                                    Number of Securities
                                        Underlying                                  Value of Unexercised
                                    Unexercised Options at                         In-The-Money Options
                                    December 31, 1997 (2)                          at December 31, 1997 (2)(3)

                           Exercisable (#)        Unexercisable  (#)       Exercisable ($)        Unexercisable ($)
                           ---------------        ------------------       ---------------        -----------------
Bruce C. Godfrey              10,500                    7,000                  151,358                 100,905
John J. Gdovin                 1,500                    6,000                   21,623                  78,730
Mark Haverkate                 7,250                   10,250                  103,109                 141,774
David C. McCourt              62,500                   62,500                  913,838                 920,288
Timothy J. Stoklosa            2,000                    6,750                   28,630                  89,241

(1) No C-TEC stock options were exercised by the Named Executive Officers during the fiscal year ended December 31, 1997.
(2)  Denominated in shares of Cable Michigan Common Stock.
(3) The fair market value of Cable Michigan Common Stock at December 31, 1997, was $22.875 per share.

             Cable Michigan Options/SAR Grants in Fiscal Year 1997

                                           % of  Total
                             Number of     Options
                            Securities     Granted to                                 Potential Realizable Value at
                            Underlying     Employees     Exercise or                  Assumed Annual Rates of
                              Options      in Fiscal     Base Price    Expiration     Stock Price Appreciation for
Name                        Granted (#)    Year 1997     ($/sh)        Date(1)        Option Term (2)
-------------------         ----------     -----------   -----------   ----------     -----------------------------
                                                                                       5%($)               10%($)
                                                                                      --------            ---------

     John  J. Gdovin           5,000       5.68%         10.01          2/12/2007        $31,480          $79,785
     Mark Haverkate            2,500       2.84%         10.01          2/12/2007        $15,740          $39,893
     Timothy J. Stoklosa       5,000       5.68%         10.01          2/12/2007        $31,480          $79,785

(1)  Options vest ratably five (5) years from the date of grant and expire ten
     (10) years from the date of grant.
(2) The assumed rates of growth were selected by the Securities and Exchange Commission for illustrative purposes only and are not intended to predict or forecast future stock prices.

Director's Compensation

  Each Director of the Company is paid an annual retainer of $6,000, plus $500 for each Board meeting attended. Committee Chairmen are paid $1,000 for each committee meeting attended while other committee members are paid $500 for each meeting attended. Members of the Executive Committee are not compensated for participating in the meetings of said committee. Directors who are also employees of RCN Services, Inc, a wholly owned subsidiary of RCN Corporation, have authorized the payment of such fees to their employer consistent with the terms of their employment. The following fees were payable in 1997: David C. Mitchell $500; Daniel E. Knowles $500; Frank M. Henry $500; and RCN Services, Inc, $2,500.

Compensation Committee Interlocks and Insider Participation

  The members of the Compensation Committee are Daniel E. Knowles, Chairman Frank M. Henry and David C. Mitchell.

  The Compensation Committee does not include employees or former or current officers of the Company or its subsidiaries and there is no interlocking membership between the Company's and another company's compensation committee.

Other related information

  Level 3, the Company's controlling shareholder, and/or its affiliates has a substantial stock ownership in LTH and the Company. These companies share mutual director representation on their respective boards.

Item 12.  Security ownership of certain beneficial owners and management.

The Company

The following table sets forth the beneficial ownership of Common Stock, as of April 1, 1998, by each director, the named executive officers and by all persons, as a group, who are currently directors and executive officers of the Company. Each director or executive officer has sole investment and voting power over the shares listed opposite his name except as set forth in the footnotes hereto:

                                   NUMBER OF SHARES            PERCENT OF
NAME OF BENEFICIAL OWNER         BENEFICIALLY OWNED (1)    OUTSTANDING SHARES
------------------------         ----------------------    ------------------
R. Douglas Bradbury                      --                    --
John J. Gdovin (2)                    1,743                      *
Bruce C. Godfrey (2)                  4,741                      *
Mark Haverkate (2)                    4,596                      *
Frank M. Henry                       16,140                      *
David E. Knowles                        234                      *
David C. McCourt (2)(3)              12,382                      *
David C. Mitchell                       681                      *
Raymond B. Ostroski                     609                      *
Timothy J. Stoklosa                   1,014                      *
All Directors and Executive          42,615                      *
Officers as a Group (15 Persons)


(1) Includes forfeitable Matching Shares (as defined below), and Share Units (as defined below).

(2) Under the Cable Michigan Executive Stock Purchase Plan ("ESPP"), participating executive officers who forgo current compensation are credited with Cable Michigan "Share Units", the value of which is based on the value of a share of Cable Michigan Common Stock. ESPP participants who elect to receive Share Units in lieu of current compensation are also credited with restricted "Matching Shares," which vest over a period of 3 years from the grant date, subject to continued employment. Matching Shares, unless forfeited, have voting and dividend rights. The holdings indicated include Share Units and Matching Shares. The table below shows, in respect of each Named Executive Officer, the number of shares of Cable Michigan Common Stock purchased outright, Share Units relating to Cable Michigan Common Stock acquired by each named executive officer in lieu of current compensation, and the forfeitable Matching Shares of Cable Michigan Common Stock held by each named executive officer:


                                             SHARE UNITS                                TOTAL SHARES
                                           ACQUIRED UNDER                              PURCHASED AND
                                  SHARES     THE ESPP IN    TOTAL SHARES   RESTRICTED   ACQUIRED AND
                               PURCHASED   LIEU OF CURRENT  PURCHASED AND   MATCHING    RESTRICTED
                                OUTRIGHT    COMPENSATION       ACQUIRED      SHARES    MATCHING SHARES
                               ---------   ---------------  -------------  ----------  ---------------
John J. Gdovin...............      677            533          1,210            533         1,743
Bruce C. Godfrey.............    1,251          1,745          2,996          1,745         4,741
Mark Haverkate...............    2,392          1,102          3,494          1,102         4,596
David C. McCourt.............    2,894          4,744          7,638          4,744        12,382

(3)  Includes 56 shares of Cable Michigan Common Stock which are owned by
     Mr. McCourt's wife. Mr. McCourt disclaims beneficial ownership of such shares. Does not include 3,330, 121 shares of Cable Michigan common stock held by LTH

(4) As a result of PKS separating its construction and mining management business ("Construction Group") from its other businesses on March 31, 1998 (the "Split-Off"), PKS no longer owns an interest in the Construction Group. In conjunction with the Split-Off, PKS changed its name to "Level 3 Communications, Inc." and the new PKS, the company formed in the Split-Off to hold the Construction Group's business, changed its name to "Peter Kiewit Sons', Inc. " Level 3 holds 90% of the common stock of LTH and all of the preferred stock of LTH. David C. McCourt owns the remaining 10% of the common stock of LTH. Level 3 has recently been merged into PKS and PKS has changed its name to Level 3 Communications, Inc. The address for each of Level 3 and LTH is 1000 Kiewit Plaza, Omaha, Nebraska 68131.

  The information set forth above and in "Director Information" does not give effect to the ownership of Company securities by LTH. Certain executive officers or directors of the Company are directly or indirectly affiliated with LTH. For information with respect to the beneficial ownership of securities by LTH, see "Security of Ownership Certain Beneficial Owners."

Mercom, Inc.

Set forth below is certain information regarding the beneficial ownership of the Common Stock of Mercom, a 61.92% owned subsidiary of the Company, as of April 1, 1998, by each director, the named executive officers and by all persons, as a group, who are currently directors and executive officers of the Company. Each director or executive officer has sole investment and voting power over the shares listed opposite his name except as set forth in the footnotes hereto:

                                NUMBER OF SHARES    PERCENT
NAME OF BENEFICIAL OWNER       BENEFICIALLY OWNED   OF CLASS
------------------------       ------------------   --------
R. Douglas Bradbury                     --             --
John J. Gdovin                          --             --
Bruce C. Godfrey                        --             --
Mark Haverkate                          --             --
Frank M. Henry                          --             --
Daniel E. Knowles                       --             --
David C. McCourt                        --(1)          --
David C. Mitchell                       --             --
Raymond B. Ostroski                  4,000              *
Timothy J. Stoklosa                     --             --
All Directors and Executive
Officers as a Group (15 persons)     4,000              *

____________________________
*  Less than 1% of the outstanding shares.

/(1)/ Excludes 50,000 shares which are owned by Mr. McCourt's wife. Mr. McCourt disclaims beneficial ownership of such shares.

LEVEL 3 COMMUNICATIONS, INC.

  Set forth below is certain information regarding the beneficial ownership of equity securities of Common Stock of Level 3 as of April 1, 1998, by each director, the named executive officers and by all persons, as a group, who are currently directors and executive officers of the Company.

                              Number of    Percent of
Name                          Shares       Shares(%)
----------------------------------------   ---------
R. Douglas Bradbury            1,277,595       *
John J. Gdovin                        --       --
Bruce C. Godfrey                      --       --
Mark Haverkate                        --       --
Frank M. Henry                        --       --
Daniel E. Knowles                     --       --
David C. McCourt                  57,500       *
David C. Mitchell                     --       --
Raymond B. Ostroski                   --       --
Timothy J. Stoklosa                2,155       --
All Directors and
Executive Officers
   as a Group (15 persons)    1,337,650        *

(*)  Less than 1% of the outstanding shares of the class.

Item 13. Certain relationships and related transactions. Transactions with management and certain concerns

There were no related party transactions involving amounts greater than $60,000.

Each of CTE, RCN and Cable Michigan are effectively controlled by Level 3. In addition, the majority of the Company's directors and executive officers also are directors and/or executive officers of CTE and/or Cable Michigan. Set forth below is a brief description of certain aspects of the relationship among CTE, RCN and Cable Michigan.

Relationship Among CTE, RCN and Cable Michigan

The Distribution Agreement dated September 5, 1997, among C-TEC, RCN and Cable Michigan entered into in connection with the Distribution defines certain aspects of the relationship among CTE, RCN and Cable Michigan, including the provision of services described below and provides for the allocation of certain assets and liabilities among CTE, RCN and Cable Michigan. CTE, RCN and Cable Michigan have also entered into a Tax Sharing Agreement dated as of September 5, 1997, to define certain aspects of their relationship with respect to taxes and to provide for the allocation of tax assets and liabilities.

RCN has agreed to provide or cause to be provided to CTE certain specified services for a transitional period after the Distribution. The transitional services to be provided include the following: (i) accounting; (ii) payroll;
(iii) management supervision; (iv) cash management; (v) human resources; (vi) insurance administration; (vii) legal; (viii) tax; (ix) internal audit; and (x) other miscellaneous administrative services. The fee per year for these services will be 3.5% of the first $175 million of revenue of CTE and 1.75% of any additional revenue.

RCN has also agreed to provide or cause to be provided to Cable Michigan certain specified services for a transitional period after the Distribution. The transitional services to be provided include the following; (i) customer service; (ii) marketing; (iii) accounting; (iv) payroll; (v) management supervision; (vi) cash management; (vii) human resources and benefit plan administration; (viii) insurance administration; (ix) legal; (x) tax; (xi) internal audit; (xii) programming administration; (xiii) billing; (xiv) monthly cable guides; (xv) investor and public relations; (xvi) provision of third party programming; and (xvii) other miscellaneous administrative services. Subject to certain limitations, the fee for services listed in items (ii)-(xiii), (xv) and
(xvii) will be 4.0% of the revenues of Cable Michigan plus a direct allocation of certain consolidated cable administrative functions. The fee for customer service listed in item (i) along with the billing service listed in item (xiii) will be a pro rata share (based on the relative number of subscribers) of the fees and expenses incurred by RCN to provide such customer billing services and fees to RCN and Cable Michigan. The third party expense incurred by RCN to obtain third party programming and monthly cable guides for Cable Michigan referred to in items (xiv) and (xvi) above, are reimbursed to RCN by Cable Michigan and no additional fee is charged with respect thereto.

CTE has agreed to provide or cause to be provided to RCN and Cable Michigan the financial data processing applications, lockbox services, storage facilities, local area network and wide area network support services, building maintenance and other miscellaneous administrative services for a transitional period after the Distribution. The fees for such services and arrangements are an allocated portion (based on relative usage) of the cost incurred by the Company to provide such services and arrangements to all three (3) companies.

Other Matters

Prior to September 30, 1997, the Company was operated as part of C-TEC. On September 30, 1997, C-TEC distributed 100 percent of the outstanding shares of common stock of its wholly owned subsidiaries, RCN and Cable Michigan to holders of record of C-TEC's Common Stock and C-TEC's Class B Common Stock as of the close of business on September 19, 1997 (the "Distribution"), in accordance with the terms of a Distribution Agreement dated September 5, 1997, among C-TEC, RCN and Cable Michigan. In connection with the Distribution, C-TEC changed its name to Commonwealth Telephone Enterprises, Inc. RCN consists primarily of CTE's former bundled residential voice, and Internet access operations in the Boston to Washington, D.C. corridor, its existing New York, New Jersey and Pennsylvania cable television operations, a portion of its long distance operations and its international investment in Megacable, S.A. de C.V. and Cable Michigan consists of CTE's former Michigan Cable operations, including its 62% ownership in Mercom, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 Cable Michigan, Inc.

Date:  April 30, 1998      By /s/ David C. McCourt
                             --------------------
                             David C. McCourt
                             Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                   Title                   Date
     ---------                   -----                   ----

PRINCIPAL EXECUTIVE AND ACCOUNTING OFFICERS:


/s/ David C. McCourt             Chairman and Chief      April 30, 1998
---------------------------      Executive Officer
David C. McCourt


 /s/ Mark Haverkate              President and Chief     April 30, 1998
---------------------------      Operating Officer
   Mark Haverkate


 /s/ Timothy J. Stoklosa         Executive Vice          April 30, 1998
---------------------------      President and
   Timothy J. Stoklosa           Chief Financial
                                 Officer


 /s/ Ralph S. Hromisin           Vice President and      April 30, 1998
---------------------------      Chief Accounting
   Ralph S. Hromisin             Officer