Form 10-K/A
period 1997-12-31
CABLE MICHIGAN INC
filed 1998-05-06
CIK 1041855

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

The Company

The following table sets forth the beneficial ownership of Common Stock, as of April 1, 1998, by each director, the named executive officers and by all persons, as a group, who are currently directors and executive officers of the Company. Each director or executive officer has sole investment and voting power over the shares listed opposite his name except as set forth in the footnotes hereto:

                                   NUMBER OF SHARES            PERCENT OF
NAME OF BENEFICIAL OWNER         BENEFICIALLY OWNED (1)    OUTSTANDING SHARES
------------------------         ----------------------    ------------------
R. Douglas Bradbury                      --                    --
John J. Gdovin (2)                    1,743                      *
Bruce C. Godfrey (2)                  4,741                      *
Mark Haverkate (2)                    4,596                      *
Frank M. Henry                       16,140                      *
David E. Knowles                        234                      *
David C. McCourt (2)(3)              12,382                      *
David C. Mitchell                       681                      *
Raymond B. Ostroski                  18,419                      *
Timothy J. Stoklosa                   1,014                      *
All Directors and Executive          59,950                      *
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

(3)  Includes 56 shares of Cable Michigan Common Stock which are owned by
     Mr. McCourt's wife. Mr. McCourt disclaims beneficial ownership of such shares. Does not include 3,330,121 shares of Cable Michigan common stock held by LTH.

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

                 Cable Michigan, Inc.

Date:  May 6, 1998         By /s/ David C. McCourt
                             --------------------
                             David C. McCourt
                             Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                   Title                   Date
     ---------                   -----                   ----

PRINCIPAL EXECUTIVE AND ACCOUNTING OFFICERS:


/s/ David C. McCourt             Chairman and Chief      May 6, 1998
---------------------------      Executive Officer
David C. McCourt


 /s/ Mark Haverkate              President and Chief     May 6, 1998
---------------------------      Operating Officer
   Mark Haverkate


 /s/ Timothy J. Stoklosa         Executive Vice          May 6, 1998
---------------------------      President and
   Timothy J. Stoklosa           Chief Financial
                                 Officer


 /s/ Ralph S. Hromisin           Vice President and      May 6, 1998
---------------------------      Chief Accounting
   Ralph S. Hromisin             Officer