Form 10-Q
period 1998-03-31
CABLE MICHIGAN INC
filed 1998-05-15
CIK 1041855

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



          For the quarterly period ended                March 31, 1998


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

                                 (609) 734-3737
              (Registrant's telephone number, including area code)

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

YES  X    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of March 31, 1998.

Common Stock           6,894,342

                              CABLE MICHIGAN, INC.

                                     INDEX



PART I.   FINANCIAL INFORMATION


Item 1. Financial Statements

        Condensed Consolidated Statements of
        Operations-Quarters Ended
        March 31, 1998 and 1997

        Condensed Consolidated Balance Sheets-

        March 31, 1998 and December 31, 1997

        Condensed Consolidated Statements of

        Cash Flows-Quarters Ended March 31,
        1998 and 1997

        Notes to Condensed Consolidated Financial
        Statements

Item 2. Management's Discussion and Analysis of
        Results of Operations and Financial
        Condition

PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        SIGNATURE

PART I.  FINANCIAL INFORMATION
     Item 1. Financial Statements


                     CABLE MICHIGAN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                                 Quarter Ended
                                                                    March 31,
                                                            ------------------------
                                                                1998         1997
                                                            ----------    ----------
Sales                                                       $   20,734    $   19,556
Costs and expenses, excluding management fees
  and depreciation and amortization                             11,691        10,617
Management fees                                                    828           743
Depreciation and amortization                                    8,208         7,922
                                                            ----------    ----------
Operating income                                                     7           274
Interest income                                                    249            42
Interest expense                                                (2,420)       (3,347)
Other (expense), net                                              (289)         (131)
                                                            ----------    ----------
(Loss) before income taxes                                      (2,453)       (3,162)
(Benefit) for income taxes                                        (806)       (1,090)
                                                            ----------    ----------
(Loss) before minority interest                                 (1,647)       (2,072)
Minority interest in
  loss of consolidated entity                                      246           277
                                                            ----------    ----------
Net (loss)                                                  $   (1,401)   $   (1,795)
                                                            ==========    ==========
Basic and Diluted (loss) per average common share:
    Net (loss)                                              $    (0.20)   $    (0.26)
                                                            ==========    ==========
    Weighted average shares outstanding                      6,875,654     6,868,864

 See accompanying notes to Condensed Consolidated Financial Statements.

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)


                                                                March 31,    December 31,
                                                                  1998          1997
                                                                ---------    ------------
ASSETS
     Cash and temporary cash investments                        $ 10,324      $ 17,219
     Accounts receivable, net of reserve for
       doubtful accounts of $589 at March 31, 1998
       and $541 at December 31, 1997                               3,201         3,644
     Prepayments and other                                           834           663
     Accounts receivable from related parties                        301           166
     Deferred income taxes                                           989         1,006

  Property, plant and equipment, net of accumulated
     depreciation of $97,813 at March 31, 1998 and
     $94,174 at December 31, 1997                                 75,255        73,836
  Intangible assets, net                                          41,378        45,260
  Deferred charges and other assets                                  754           803
                                                                --------      --------
  Total  assets                                                 $133,036      $142,597
                                                                ========      ========

LIABILITIES AND SHAREHOLDERS' DEFICIT
  Liabilities:
     Accounts payable                                           $  6,447      $  5,564
     Advance billings and  customer deposits                       2,340         2,242
     Accrued taxes                                                   282           167
     Accrued cable programming expense                             3,050         2,720
     Accrued litigation costs                                      1,450         1,450
     Accrued expenses                                              1,798         2,928
     Accounts payable to related parties                           2,125         1,560

  Long-term debt                                                 135,000       143,000
  Deferred income taxes                                           21,074        22,197
                                                                 -------       -------
  Total liabilities                                              173,566       181,828
  Minority interest                                               14,398        14,643

  Commitments and contingencies

  Preferred Stock                                                     --            --
  Common shareholders' deficit:
     Common stock                                                  6,894         6,871
     Additional paid-in capital                                      324             -
     Deficit                                                     (62,146)      (60,745)
                                                                --------      --------
 Total common shareholders' deficit                              (54,928)      (53,874)
                                                                --------      --------
  Total liabilities and shareholders' deficit                   $133,036      $142,597
                                                                ========      ========

See accompanying notes to Condensed Consolidated Financial Statements.

                    CABLE MICHIGAN, INC.  AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                             Quarter Ended
                                                                March 31,
                                                           ------------------
                                                              1998      1997
                                                            -------   -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   $ 6,595   $   284
                                                            -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment                (5,653)   (1,450)
   Other                                                        (92)     (105)
                                                            -------   -------
   Net cash used in investing activities                     (5,745)   (1,555)
                                                            -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Change in affiliates notes                                     -     1,269
   Redemption of long-term debt                              (8,000)     (929)
   Proceeds from the exercise of stock options                  205         -
   Payments made for debt financing costs                        50         -
                                                            -------   -------
   Net cash (used in) provided  by financing activities      (7,745)      340
                                                            -------   -------

   Net decrease in cash and
      temporary cash investments                             (6,895)     (931)
  Total cash and temporary cash investments at beginning
      of year                                                17,219     3,297
                                                            -------   -------
  Total cash and temporary cash investments at March 31,    $10,324   $ 2,366
                                                            =======   =======

   Supplemental disclosures of cash flow information
   Cash paid during the periods for:
      Interest (net of amounts capitalized)                 $ 2,435   $ 3,406
                                                            =======   =======
      Income taxes                                          $    65   $    -
                                                            =======   =======

See accompanying notes to Condensed Consolidated Financial Statements.

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Thousands of Dollars, Except Per Share Amounts)


1. The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of the Management of the Company, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K/A, for the fiscal year ended December 31, 1997.


2. Cable Michigan, Inc. ("Cable Michigan") is an operator of cable television systems in the state of Michigan, and its operations include a 62% ownership interest in Mercom, Inc. ("Mercom"). Prior to September 30, 1997, the Company was operated as part of C-TEC Corporation ("C-TEC"). In connection with the Distribution, C-TEC changed its name to Commonwealth Telephone Enterprises, Inc. ("CTE").


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

3. As of March 31, 1998, under the Cable Michigan, Inc. 1997 Equity Incentive Plan, approximately 351,000 options were outstanding with exercise prices ranging from $7.47 to $10.06. During the first quarter of 1998, approximately 22,000 options were exercised yielding proceeds of $205 and approximately 7,000 options were canceled.



4. On September 30, 1997, the Yee Family Trusts, as holders of CTE's Preferred Stock, Series A and Preferred Stock, Series B, filed an action against the Company, RCN and CTE in the Superior Court of New Jersey. The complaint alleges that CTE's distribution of the Common Stock of RCN and Cable Michigan in connection with the Distribution constituted a fraudulent conveyance. The Plaintiffs further allege breaches of contract and fiduciary duties in connection with the Distribution. On December 1, 1997, the complaint was amended to allege that CTE's distribution of the Common Stock of RCN and Cable Michigan was an unlawful distribution in violation of Pa. C.S. 1551(b)(2). The plaintiffs have asked the Court to set aside the alleged fraudulent conveyance and are seeking unspecified monetary damages alleged to be in excess of $52,000. The Company believes that this lawsuit is without merit and is contesting the action vigorously. On January 9, 1998, the defendants, including RCN filed a Motion to Dismiss, or in the Alternative, for Summary Judgement (the "Motion"). Response and Reply Briefs have also been filed. At this writing, the Court has not scheduled oral argument on the motion.

5. Basic earnings (loss) per share is computed based on net income (loss) divided by the weighted average number of shares of common stock outstanding during the period.


Diluted earnings (loss) per share is computed based on net income (loss) divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of stock options during periods in which the Company incurs a loss from continuing operations is not assumed since the effect is anti-dilutive. The number of stock options which would have been converted in the first quarter of 1998 and had a dilutive effect if the Company had income from continuing operations is 222,008.


For periods prior to October 1, 1997, during which the Company was a wholly-owned subsidiary of C-TEC, earnings (loss) per share was calculated by dividing net income (loss) by one-fourth the average common shares of C-TEC outstanding, based upon a distribution ratio of one share of Company common stock for each four shares of C-TEC common equity owned.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations:

                                                    Quarter Ended March 31,
                                                    -----------------------
                                                          1998         1997
                                                    ----------   ----------
Net (loss)                                          $   (1,401)  $   (1,795)
Basic earnings per average common share:
      Weighted average shares outstanding            6,875,654    6,868,864
      (Loss) per average common share                     (.20)        (.26)

Diluted earnings per average common share:
    Weighted average shares outstanding              6,875,654    6,868,864
    Dilutive shares resulting from stock options             -            -
                                                    ----------   ----------
                                                     6,875,654    6,868,864
                                                    ==========   ==========

    (Loss) per average common share                 $     (.20)  $     (.26)

6. The provision for income taxes at March 31, 1998 approximates the amount computed by applying the United States statutory federal tax rate.

7. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130-"Reporting Comprehensive Income" ("SFAS 130"). This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997. The Company does not currently have any material items subject to disclosure pursuant to SFAS 130.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report is forward-looking, such as information relating to the effects of future regulations and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future differently from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments, franchise related matters, market conditions that may adversely affect the availability of debt and equity financing and changes in the competitive environment in which the Company operates.

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto included in the Company's Form 10-K/A for the fiscal year ended December 31, 1997.


GENERAL

Cable Michigan, Inc. ("Cable Michigan") is an operator of cable television systems in the state of Michigan, and its operations include a 62% ownership
interest in Mercom, Inc.   Prior to September 30, 1997, the Company was operated
as part of C-TEC Corporation ("C-TEC").

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


RESULTS OF OPERATIONS
Three Months Ended March 31, 1998 Compared With Three Months Ended March 31,
----------------------------------------------------------------------------
1997.
----

For the three months ended March 31, 1998, operating income before depreciation, amortization and management fees was $9,043 as compared to $8,939 for the three months ended March 31, 1997. Sales increased 6.0% to $20,734 for the three month period ended March 31, 1998 from $19,556 for the same period in 1997. Net loss was $1,401 for the three months ended March 31, 1998 as compared to a loss of $1,795 for the same period in 1997. The improvement in operating income before depreciation and amortization and management fees of $104 is offset by an increase in depreciation and amortization of $286. Higher interest income and lower interest expense, partially offset by a lower benefit for income taxes primarily account for the decrease in the net loss of $394 for the three months ended March 31, 1998 compared to the same period in 1997.

Sales are primarily comprised of subscription fees for basic service packages, premium and pay per view services and cable advertising sales. For the three months ended March 31, 1998, sales were $20,734, an increase of $1,178 or 6.0% as compared to the same period in 1997, primarily due to higher basic revenue resulting from approximately 5,645 additional average subscribers over the same period in 1997 and marketing launch incentives.

Costs and expenses, excluding depreciation, amortization and management fees, are comprised of direct costs of providing services, primarily cable programming and franchise costs, salaries and benefits, customer service costs, sales and marketing costs and general and administrative expenses. For the three months ended March 31, 1998, costs and expenses, excluding depreciation and amortization and management fees, were $11,691 an increase of $1,074 or 10.1% as compared to the three months ended March 31, 1997. The increase is primarily due to higher basic programming costs resulting from increased rates and license fees.

Depreciation and amortization was $8,208 for the three months ended March 31, 1998, an increase of $286 or 3.6% as compared to the same period in 1997. The increase is primarily due to a significant increase in capital expenditures as compared to the same period in 1997.

Interest expense was $2,420 and $3,347 for the three months ended March 31, 1998 and 1997, respectively, resulting in a decrease of $927 or 27.7%. As a result of refinancing of debt, in connection with the restructuring, interest rates decreased approximately 300 basis points.

Interest income was $249 at March 31, 1998 compared with $42 for the same period in 1997 resulting in an increase of $207 primarily due to higher average cash balances.

The Company's effective income tax rate was (36.5%) for the three months ended March 31, 1998 and (37.8%) for the three months ended March 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES


The Company has generated operating income before depreciation and amortization and management fees of $9,043 and $8,939 for the three months ended March 31, 1998, and 1997, respectively. The Company expects to continue generating positive cash flow which will be reinvested and which the Company believes will be sufficient to fund its capital requirements and debt service. The Company expects that system upgrades, plant expansion and maintenance necessary to remain competitive and offer expanded services, such as data and digital services will require capital significantly in excess of historical levels. The Company believes that cash flow generated by operations, cash balances on hand and, if necessary, borrowings, will enable the Company to fund its capital expenditure requirements and to make scheduled payments of principal and interest on indebtedness, but there can be no assurances in that regard. The Company has $30,000 of credit availability under its Revolving Credit Facility at March 31, 1998.

For the three months ending March 31, 1998, the Company's net cash provided by operating activities was $6,595 comprised primarily of net loss of $(1,401) adjusted by non-cash depreciation and amortization of $8,208, other non-cash items totaling $(1,135) and working capital changes of $781. Net cash used in investing activities of $5,745 consisted primarily of additions to property, plant and equipment of $5,653. Net cash used in financing activities of $7,745 consisted primarily of redemption of long-term debt of $8,000, partially offset by proceeds from the exercise of stock options of $205.


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

                          PART II.  OTHER INFORMATION
                          --------  -----------------



Item 6.    Exhibits and Reports on Form 8-K

           (a.) Exhibits
                (27) Financial Data Schedule

           (b.) Reports on Form 8-K
                  No reports on Form 8-K were filed during the first quarter of 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May  15, 1998                Cable Michigan,  Inc.


                                    /s/ Timothy J. Stoklosa
                                    -----------------------
                                    Timothy J. Stoklosa
                                    Senior Vice President and
                                    Chief Financial Officer