Form 10-Q
period 1998-06-30
CABLE MICHIGAN INC
filed 1998-08-14
CIK 1041855

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                           June 30, 1998

                                      OR

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

YES  X          NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of June 30, 1998.

Common Stock                      6,899,417

                             CABLE MICHIGAN, INC.


                                     INDEX


PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

                Condensed Consolidated Statements of
                Operations-Quarters and Six Months Ended
                June 30, 1998 and 1997

                Condensed Consolidated Balance Sheets-
                June 30, 1998 and December 31, 1997

                Condensed Consolidated Statements of
                Cash Flows-Six Months Ended June 30,
                1998 and 1997

                Notes to Condensed Consolidated Financial
                Statements

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings

Item 6.         Exhibits and Reports on Form 8-K

                SIGNATURE

PART I.  FINANCIAL INFORMATION
    Item 1. Financial Statements

                     CABLE MICHIGAN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands, Except Per Share Data)
                                  (Unaudited)

                                                                Quarter Ended                           Six Months Ended
                                                                   June 30,                                 June 30,
                                                        ------------------------------          -----------------------------
                                                             1998             1997                  1998             1997
                                                        --------------  --------------          ------------     ------------
Sales                                                   $       22,311  $       20,674          $     43,045     $     40,230
Costs and expenses, excluding management fees
  and depreciation and amortization                             12,264          11,082                23,955           21,699
Management fees                                                    899             809                 1,727            1,552
Depreciation and amortization                                    8,276           7,974                16,484           15,896
Non-recurring charges                                            4,196               -                 4,196                -
                                                        --------------  --------------          ------------     ------------
Operating (loss) income                                         (3,324)            809                (3,317)           1,083
Interest income                                                    168              37                   417               79
Interest expense                                                (2,348)         (3,546)               (4,768)          (6,893)
Other (expense), net                                              (316)           (189)                 (605)            (320)
                                                        --------------  --------------          ------------     ------------
(Loss) before income taxes                                      (5,820)         (2,889)               (8,273)          (6,051)
(Benefit) for income taxes                                        (300)         (1,281)               (1,106)          (2,371)
                                                        --------------  --------------          ------------     ------------
(Loss) before minority interest                                 (5,520)         (1,608)               (7,167)          (3,680)
Minority interest in
 loss of consolidated entity                                       377             150                   623              427
                                                        --------------  --------------          ------------     ------------
Net (loss)                                              $       (5,143) $       (1,458)         $     (6,544)    $     (3,253)
                                                        ==============  ==============          ============     ============
Basic and diluted (loss) per average common share:
Net (loss)                                              $        (0.75) $        (0.21)         $      (0.95)    $      (0.47)
                                                        ==============  ==============          ============     ============
Weighted average shares outstanding                          6,896,508       6,870,942             6,886,081        6,869,909

See accompanying notes to Condensed Consolidated Financial Statements.

                     CABLE MICHIGAN, INC AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                            June 30,     December 31,
                                                             1998            1997
                                                        -------------   --------------
ASSETS
  Cash and temporary cash investments                   $      10,782   $       17,219
  Accounts receivable, net of reserve for
    doubtful accounts of $591 at June 30, 1998
     and $546 at December 31, 1997                              4,369            3,644
  Prepayments and other                                           407              663
  Accounts receivable from related parties                         32              166
  Deferred income taxes                                           743            1,006
Property, plant and equipment, net of accumulated
  depreciation of $101,292 at June 30, 1998
    and $94,174 at December 31, 1997                           76,385           73,836
Intangible assets, net of accumulated amortization
     of $103,620 at June 30, 1998 and $95,821
     at December 31, 1997                                      37,489           45,260
Deferred charges and other assets                                 717              803
                                                        -------------   --------------
Total  assets                                           $     130,924   $      142,597
                                                        =============   ==============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
  Accounts payable                                      $      10,270   $        5,564
  Advance billings and customer deposits                        2,494            2,242
  Accrued taxes                                                   123              167
  Accrued cable programming expense                             2,947            2,720
  Accrued litigation costs                                      1,450            1,450
  Accrued expenses                                              2,360            2,928
  Accounts payable to related parties                           1,878            1,560
  Long-term debt                                              135,000          143,000
  Deferred income taxes                                        20,306           22,197
                                                        -------------    -------------
Total liabilities                                             176,828          181,828
Minority interest                                              14,019           14,643
Commitments and contingencies
Preferred Stock                                                    -                 -
Common shareholders' deficit:
  Common stock                                                  6,899            6,871
  Additional paid-in capital                                      466                -
  Deficit                                                     (67,288)         (60,745)
                                                        -------------    -------------
Total common shareholders' deficit                            (59,923)         (53,874)
                                                        -------------    -------------
Total liabilities and shareholders' deficit             $     130,924    $     142,597
                                                        =============    =============

See accompanying notes to Condensed Consolidated Financial Statements.

                    CABLE MICHIGAN, INC.  AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                           For the Six Months Ended
                                                                                   June 30,
                                                                      -------------------------------
                                                                           1998              1997
                                                                      -------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             $      12,516      $     11,082
                                                                      -------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment                                (11,408)           (4,503)
  Other                                                                         145               (57)
                                                                      -------------      ------------
  Net cash used in investing activities                                     (11,263)           (4,560)
                                                                      -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Change in affiliates notes                                                      -            (5,219)
  Repayment of long-term debt                                                (8,000)           (1,367)
  Proceeds from the exercise of stock options                                   222                 -
  Payments made for debt financing costs                                         88                 -
                                                                       ------------       ------------
  Net cash used in financing activities                                      (7,690)            (6,586)
                                                                       ------------       ------------
  Net decrease in cash and temporary cash investments                        (6,437)               (64)
Total cash and temporary cash investments at beginning of year               17,219              3,297
                                                                       ------------       ------------
Total cash and temporary cash investments at June 30,                  $     10,782       $      3,233
                                                                       ============       ============
  Supplemental disclosures of cash flow information
  Cash paid during the periods for:
    Interest (net of amounts capitalized)                              $      4,769       $      6,984
                                                                       ============       ============
    Income taxes                                                       $        431       $         23
                                                                       ============       ============

See accompanying notes to Condensed Consolidated Financial Statements.

                    CABLE MICHIGAN, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands, Except Per Share Data)

1. The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of the Management of the Company, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K, for the fiscal year ended December 31, 1997, together with any amendment thereto.

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

3.   At June 30, 1998, under the Cable Michigan, Inc. 1997 Equity
Incentive Plan, approximately 396,000 options were outstanding with exercise prices ranging from $7.87 to $31.25. During the first six months of 1998, approximately 47,000 options were granted, approximately 24,000 options were exercised yielding proceeds of $222 and approximately 7,000 options were canceled.

4. On September 30, 1997, the Yee Family Trusts, as holders of CTE's Preferred Stock, Series A and Preferred Stock, Series B, filed an action against the Company, RCN and CTE in the Superior Court of New Jersey. The complaint alleges that CTE's distribution of the Common Stock of RCN and Cable Michigan in connection with the Distribution constituted a fraudulent conveyance. The Plaintiffs further allege breaches of contract and fiduciary duties in connection with the Distribution. On December 1, 1997, the complaint was amended to allege that CTE's distribution of the Common Stock of RCN and Cable Michigan was an unlawful distribution in violation of Pa. C.S. 1551(b)(2). The plaintiffs have asked the Court to set aside the alleged fraudulent conveyance and are seeking unspecified monetary damages alleged to be in excess of $52,000. The Company believes that this lawsuit is without merit and is contesting the action vigorously. On January 9, 1998, the defendants, including RCN filed a Motion to Dismiss, or in the Alternative, for Summary Judgement (the "Motion"). Response and Reply Briefs have also been filed. The Court advised the parties that a special hearing has been tentatively scheduled for August 31, 1998.

5. Basic earnings (loss) per share is computed based on net income (loss) divided by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings (loss) per share is computed based on net income (loss) divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of stock options during periods in which the Company incurs a loss from continuing operations is not assumed since the effect is anti-dilutive. The number of stock options which would have been converted in the quarter and six months ended June 30, 1998 and had a dilutive effect if the Company had income from continuing operations is 262,370 and 242,189, respectively.

For periods prior to October 1, 1997, during which the Company was a wholly-owned subsidiary of C-TEC, earnings (loss) per share was calculated by dividing net income (loss) by one-fourth the average common shares of C-TEC outstanding, based upon a distribution ratio of one share of Company common stock for each four shares of C-TEC common equity owned.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations:

                                                     Quarter Ended June 30,        Six Months Ended June 30,
                                                    -----------------------        -------------------------
                                                       1998         1997              1998           1997
                                                    ----------    ---------        ----------     ----------
Net (loss)                                          $   (5,143)   $  (1,458)       $   (6,544)    $   (3,253)
Basic earnings per average common share:
      Weighted average shares outstanding            6,896,508    6,870,942         6,886,081      6,869,909
      (Loss) per average common share                    (0.75)       (0.21)            (0.95)         (0.47)

Diluted earnings per average common share:
    Weighted average shares outstanding              6,896,508     6,870,942         6,886,081      6,869,909
    Dilutive shares resulting from stock options             -             -                 -              -
                                                     ---------     ---------         ---------     ----------
                                                     6,896,508     6,870,942         6,886,081      6,869,909
                                                     =========     =========         =========     ==========
    (Loss) per average common share                 $    (0.75)    $   (0.21)        $   (0.95)    $    (0.47)

6. The provision for income taxes at June 30, 1998 differs from the amount computed by applying the United States statutory federal tax rate due to non-deductible expenses associated with the potential merger of the Company.

7. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130 - "Reporting Comprehensive Income" ("SFAS 130"). This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997. The Company does not currently have any material items subject to disclosure pursuant to SFAS 130.

8. On June 3, 1998, Cable Michigan entered into an Agreement and Plan of Merger (the "Agreement") among the Company, Avalon Cable of Michigan Holdings Inc. ("Avalon Holdings") and Avalon Cable of Michigan Inc. ("Avalon Sub"), pursuant to which Avalon Sub will merge into the Company and the Company will become a wholly owned subsidiary of Avalon Holdings (the "Merger").

In accordance with the terms of the Agreement, each share of common stock, par value $1.00 per share ("Common Stock"), of the Company outstanding prior to the effective time of the Merger (other than treasury stock, shares owned by Avalon Holdings or its subsidiaries, or shares as to which dissenters' rights have been exercised) shall be converted into the right to receive $40.50 in cash (the "Merger Consideration"), subject to certain possible closing adjustments. The Merger is subject to customary conditions, including the approval of the Company's shareholders and the receipt of required regulatory approvals. There can be no assurances that any transaction will be consummated.

Pursuant to a Voting Agreement, dated as of June 3, 1998 (the "Voting Agreement"), Level 3 Telecom Holdings Inc. ("LTTH"), which owns approximately 48% of the shares of Common Stock of the Company, has agreed, among other things, to vote all its shares of Common Stock in favor of the Agreement at any meeting of the stockholders of the Company.

On June 4, 1998, the Company made a proposal to the Board of Directors of Mercom, Inc. ("Mercom"), a publicly held company in which the Company holds a 62% interest, to acquire the outstanding shares of Mercom that the Company does not already own at a price of $11.00 per share. Mercom has established a special committee composed of independent directors to evaluate the proposal. On August 12, 1998, the Company increased the offer price for the Mercom shares to $12.00 per share.

As a result of this potential merger, the Company has accrued costs of $4,196 which are included in accounts payable in the Company's Condensed Consolidated Balance Sheet at June 30, 1998.

9. In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"). This statement, which establishes accounting and reporting standards for derivative instruments and for hedging activities, is effective for the first quarter of fiscal years beginning after June 15, 1999. The Company does not currently have any items subject to disclosure pursuant to SFAS 133.

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

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1997 together with any amendment thereto.

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

Results of Operations
Three Months Ended June 30, 1998 Compared With Three Months Ended June 30, 1997.

For the three months ended June 30, 1998, operating income before depreciation and amortization, management fees and non-recurring charges was $10,047 as compared to $9,592 for the three months ended June 30, 1997. Sales increased 7.9% to $22,311 for the three month period ended June 30, 1998 from $20,674 for the same period in 1997. Net loss was $5,143 for the three months ended June 30, 1998 as compared to a loss of $1,458 for the same period in 1997. The improvement in operating income before depreciation and amortization, management fees and non-recurring charges of $455 is substantially offset by an increase in depreciation and amortization of $302. Non-recurring charges of $4,196 representing investment banking and legal costs associated with the pending merger of the Company and a lower benefit for income taxes, partially offset by higher interest income and lower interest expense, primarily account for the increase in the net loss of $3,685 for the three months ended June 30, 1998 compared to the same period in 1997.

Sales are primarily comprised of subscription fees for basic service packages, premium and pay per view services and cable advertising sales. For the three months ended June 30, 1998, sales were $22,311, an increase of $1,637 or 7.9% as compared to the same period in 1997, primarily due to higher basic revenue resulting from approximately 4,629 additional average subscribers over the same period in 1997 and a rate increase in May.

Costs and expenses, excluding depreciation and amortization, management fees and non-recurring charges are comprised of direct costs of providing services, primarily cable programming and franchise costs, salaries and benefits, customer service costs, sales and marketing costs and general and administrative expenses. For the three months ended June 30, 1998, costs and expenses, excluding depreciation and amortization, management fees and non-recurring charges were $12,264 an increase of $1,182 or 10.7% as compared to the three months ended June 30, 1997. The increase is primarily due to higher basic programming costs including increased rates and additional subscribers.

Non-recurring charges of $4,196 represent investment banking and legal costs associated with the pending merger of the Company. These costs are included in accounts payable in the Company's Condensed Consolidated Balance Sheet at June 30, 1998.

Depreciation and amortization was $8,276 for the three months ended
June 30, 1998, an increase of $302 or 3.8% as compared to the same period in 1997. The increase is primarily due to a significant increase in capital expenditures as compared to the same period in 1997.

Interest income was $168 at June 30, 1998 compared with $37 for the same period in 1997, representing an increase of $131, primarily due to higher average cash balances.

Interest expense was $2,348 and $3,546 for the three months ended
June 30, 1998 and 1997, respectively, representing a decrease of $1,198 or 33.8%. As a result of the refinancing of debt, in connection with the restructuring, interest rates decreased.

The Company's effective income tax rate was (5.5%) for the three months ended June 30, 1998 and (46.8%) for the three months ended June 30, 1997. The difference is attributable to non-deductible expenses associated with the potential merger of the Company.

Six Months Ended June 30, 1998 Compared With Six Months Ended June 30, 1997.

For the six months ended June 30, 1998, operating income before depreciation and amortization, management fees and non-recurring charges was $19,090 as compared to $18,531 for the six months ended June 30, 1997.
Sales increased 7.0% to $43,045 for the six month period ended June 30, 1998 from $40,230 for the same period in 1997. Net loss was $6,544 for the six months ended June 30, 1998 as compared to a loss of $3,253 for the same period in 1997. The improvement in operating income before depreciation and amortization, management fees and non-recurring charges of $559 is offset by an increase in depreciation and amortization of $588. Non-recurring charges of $4196 and a lower benefit for income taxes partially offset by higher interest income and lower interest expense primarily account for the increase in the net loss of $3,291 for the six months ended June 30, 1998 compared to the same period in 1997.

For the six months ended June 30, 1998, sales were $43,045, an increase of $2,815 or 7.0% as compared to the same period in 1997, primarily due to higher basic revenue resulting from approximately 5,137 additional average subscribers over the same period in 1997 and a rate increase in May.

For the six months ended June 30, 1998, costs and expenses, excluding depreciation and amortization, management fees and non-recurring charges were $23,955 an increase of $2,256 or 10.4% as compared to the six months ended
June 30, 1997. The increase is primarily due to higher basic programming costs including increased rates.

Non-recurring charges of $4,196 represent investment banking and legal costs associated with the pending merger of the Company.

Depreciation and amortization was $16,484 for the six months ended
June 30, 1998, an increase of $588 or 3.7% as compared to the same period in 1997. The increase is primarily due to a significant increase in capital expenditures as compared to the same period in 1997.

Interest income was $417 at June 30, 1998 compared with $79 for the same period in 1997, representing an increase of $338, primarily due to higher average cash balances.

Interest expense was $4,768 and $6,893 for the six months ended
June 30, 1998 and 1997, respectively, representing a decrease of $2,125 or 30.8%. As a result of the refinancing of debt, in connection with the restructuring, interest rates decreased.

The Company's effective income tax rate was (14.5%) for the six months ended June 30, 1998 and (42.2%) for the six months ended June 30, 1997. The difference is attributable to non-deductible expenses associated with the potential merger of the Company.

Liquidity and Capital Resources

The Company has generated operating income before depreciation and amortization, management fees and non-recurring charges of $19,090 and $18,531 for the six months ended June 30, 1998, and 1997, respectively. The Company expects that system upgrades, plant expansion and maintenance necessary to remain competitive and offer expanded services, such as data and digital services will require capital significantly in excess of historical levels. The Company believes that cash flow generated by operations, cash balances on hand and, if necessary, borrowings, will enable the Company to fund its capital expenditure requirements and to make scheduled payments of principal and interest on indebtedness, but there can be no assurances in that regard. The Company has $30,000 of credit availability under its Revolving Credit Facility at June 30, 1998.

For the six months ended June 30, 1998, the Company's net cash provided by operating activities was $12,516 comprised primarily of net loss of $(6,544) adjusted by non-cash depreciation and amortization of $16,484, other non-cash items totaling $(1,840) and working capital changes of $4,145. Net cash used in investing activities of $11,263 consisted primarily of additions to property, plant and equipment of $11,408. Net cash used in financing activities of $7,690 consisted primarily of redemption of long-term debt of $8,000, partially offset by proceeds from the exercise of stock options of $222.

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

The rate regulation provisions of the 1992 Act have not had a materially adverse effect on the Company's financial condition and results of operations. With the passage of the 1996 Act, all cable systems cable programming service tier rates are deregulated as effective competition enters the franchise area, or by March 31, 1999, whichever comes first. The Company anticipates that certain provisions of the 1992 Act that do not relate to rate regulation, such as the provisions relating to retransmission consent and customer service standards, will reduce the future operating margins of the Company.

Over the last several years, the Company has received complaints related to its rate filings. Although the Company believes that its rates are justified, according to the rules and regulations established by the FCC, the Company believes that it has adequately reserved for any exposures related to these rate proceedings.

In the second quarter of 1998, the FCC adopted and released Orders stating that the rates charged by the Company for its two cable programming service tiers, effective through January 31, 1998 are reasonable. The Company was adequately reserved for these rate contingencies; this settlement did not negatively impact results of operations.

Pending Merger

On June 3, 1998, Cable Michigan entered into an Agreement and Plan of Merger (the "Agreement") among the Company, Avalon Cable of Michigan Holdings Inc. ("Avalon Holdings") and Avalon Cable of Michigan Inc. ("Avalon Sub"), pursuant to which Avalon Sub will merge into the Company and the Company will become a wholly owned subsidiary of Avalon Holdings (the "Merger").

In accordance with the terms of the Agreement, each share of common stock, par value $1.00 per share ("Common Stock"), of the Company outstanding prior to the effective time of the Merger (other than treasury stock, shares owned by Avalon Holdings or its subsidiaries, or shares as to which dissenters' rights have been exercised) shall be converted into the right to receive $40.50 in cash (the "Merger Consideration"), subject to certain possible closing adjustments. The Merger is subject to customary conditions, including the approval of the Company's shareholders and the receipt of required regulatory approvals. There can be no assurances that any transaction will be consummated.

Pursuant to a Voting Agreement, dated as of June 3, 1998 (the "Voting Agreement"), Level 3 Telecom Holdings Inc. ("LTTH"), which owns approximately 48% of the shares of Common Stock of the Company, has agreed, among other things, to vote all its shares of Common Stock in favor of the Agreement at any meeting of the stockholders of the Company.

On June 4, 1998, the Company made a proposal to the Board of Directors of Mercom, Inc. ("Mercom"), a publicly held company in which the Company holds a 62% interest, to acquire the outstanding shares of Mercom that the Company does not already own at a price of $11.00 per share. Mercom has established a special committee composed of independent directors to evaluate the proposal. On August 12, 1998, the Company increased the offer price for the Mercom shares to $12.00 per share.

                       PART II.        OTHER INFORMATION
                      ----------------------------------

Item 1.         Legal Proceedings

      The information required under Item 1 of Part II is included in Note 4 to the Financial Statements set forth in Part I hereof and is specifically incorporated herein by reference thereto.

Item 6.         Exhibits and Reports on Form 8-K

(a.)  Exhibits
      (27) Financial Data Schedule

(b.)  Reports on Form 8-K
      On June 16, 1998 the Company filed an 8-K. On June 3, 1998, Cable Michigan entered into an Agreement and Plan of Merger (the "Agreement") among the Company, Avalon Cable of Michigan Holdings Inc. ("Avalon Holdings") and Avalon Cable of Michigan Inc. ("Avalon Sub"), pursuant to which Avalon Sub will merge into the Company and the Company will become a wholly owned subsidiary of Avalon Holdings (the "Merger").

      In accordance with the terms of the Agreement, each share of common stock, par value $1.00 per share ("Common Stock"), of the Company outstanding prior to the effective time of the Merger (other than treasury stock, shares owned by Avalon Holdings or its subsidiaries, or shares as to which dissenters' rights have been exercised) shall be converted into the right to receive $40.50 in cash (the "Merger Consideration"), subject to certain possible closing adjustments. The Merger is subject to customary conditions, including the approval of the Company's shareholders and the receipt of required regulatory approvals. There can be no assurances that any transaction will be consummated.

      Pursuant to a Voting Agreement, dated as of June 3, 1998 (the "Voting Agreement"), Level 3 Telecom Holdings Inc. ("LTTH"), which owns approximately 48% of the shares of Common Stock of the Company, has agreed, among other things, to vote all its shares of Common Stock in favor of the Agreement at any meeting of the stockholders of the Company.

      On June 4, 1998, the Company made a proposal to the Board of Directors of Mercom, Inc. ("Mercom"), a publicly held company in which the Company holds a 62% interest, to acquire the outstanding shares of Mercom that the Company does not already own at a price of $11.00 per share. Mercom has established a special committee composed of independent directors to evaluate the proposal.

      The preceding descriptions of agreements and events are qualified in their entirety by reference to the descriptions included in the abovementioned Form 8-K (and the exhibits thereto) filed on June 16, 1998.

      Subsequent to the filing of the Form 8-K, on August 12, 1998, the Company increased the offer price for the Mercom shares to $12.00 per share.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 1998                               Cable Michigan,  Inc.


                                                     /s/ Timothy J. Stoklosa
                                                     -------------------------
                                                     Timothy J. Stoklosa
                                                     Senior Vice President and
                                                     Chief Financial Officer